Form 10QSB
period 2006-06-30
SRKP 8 INC
filed 2006-07-28
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51477

SRKP 8, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-2903562
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

210 South Federal Highway, Suite 205
Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Feldman Weinstein & Smith LLP
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,700,000 shares of Common Stock, par value $ .0001 per share, outstanding as of July 28, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SRKP 8, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:
Page(s)

Item 1. Financial Statements:	1

Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005	2

Statements of Operations (unaudited) for the three months ended June 30, 2006 and from May 24, 2005 (inception) to June 30, 2005	3

Statements of Operations (unaudited) for the six months ended June 30, 2006 and for the cumulative period during the development stage (May 24, 2005 to June 30, 2006)	4

Statements of Cash Flows (unaudited) for the six months ended June 30, 2006, from May 24, 2005 (inception) to June 30, 2005 and for the cumulative period during the development stage (May 24, 2005 to June 30, 2006)	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	9

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	12

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

The results for the six-month period ended June 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2005.

SRKP 8, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

ASSETS:
Cash	$126	$4,663
	$126	$4,663

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Due to stockholders	$12,500	$12,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value
100,000,000 shares authorized, 2,700,000 issued and
outstanding	270	270
Additional paid-in capital	24,730	24,730
(Deficit) accumulated during development stage	(37,374)	(32,837)
Total Stockholders' Equity (Deficit)	(12,374)	(7,837)
	$126	$4,663

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 8, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months	From May 24,
	Ending	2005 (Inception) to
	June 30, 2006	June 30, 2005

REVENUE	$—	$—

EXPENSES	2,534	12,500

NET (LOSS)	$(2,534)	$(12,500)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,700,000	2,700,000

*	Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 8, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Cumulative
	Six Months	from May 24
	Ending	2005 (Inception) to
	June 30, 2006	June 30, 2006

REVENUE	$—	$—

EXPENSES	4,537	37,374

NET (LOSS)	$(4,537)	$(37,374)

NET (LOSS) PER COMMON SHARE-BASIC	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,700,000

*	Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 8, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			from May 24,
	Six Months	From May 24,	2005
	Ending	2005 (Inception) to	(Inception) to
	June 30, 2006	June 30, 2005	June 30, 2006

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(4,537)	$(12,500)	$(37,374)
Net Cash (Used In) Operating Activities	(4,537)	(12,500)	(37,374)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	---	22,750	25,000
Advances from stockholders	---	---	12,500
Net Cash Provided by Financing Activities	---	22,750	37,500

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(4,537)	10,250	126

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	4,663	---	---

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$126	$10,250	$126

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

NOTE 4 - DUE TO STOCKHOLDERS

In 2005 certain stockholders advanced the Company $12,500 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

SRKP 8, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SUBSEQUENT EVENT

On June 30, 2006, the Company entered into a Share Exchange Agreement (the “Agreement”) with Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., a company formed under the laws of the People's Republic of China ("Kunming") and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the securities of Kunming ("LIMI"). The Company also agreed to cancel 2,040,000 shares of Common Stock prior to the closing of the Share Exchange. The Share Exchange will result in a change in control of the Company by LIMI and its shareholders and the Company’s assumption of Kunming’s operations and liabilities. In connection with the change in control, the board of directors and management of Kunming are expected to become the Board of Directors and management of the Company. There can be no assurance that we will successfully consummate this transaction.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $4,537 for the six months ended June 30, 2006 and $37,374 for the period from May 24, 2005 (inception) to June 30, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since May 24, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of June 30, 2006, the Company had assets consisting of $126 in cash. This compares to assets of $4,663 in cash as of December 31, 2005.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On June 30, 2006, the Company entered into a Share Exchange Agreement (the “Agreement”) with Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., a company formed under the laws of the People's Republic of China ("Kunming") and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the securities of Kunming ("LIMI"), pursuant to which the Company will issue 16,823,950 shares of its common stock, par value $.0001 per share (the “Common Stock”) to LIMI and/or its designees in exchange for 93.75% of the issued and outstanding shares of common stock, par value $[_] per share, of Kunming (the “Share Exchange”). The Company also agreed to cancel 2,040,000 shares of Common Stock prior to the closing of the Share Exchange. Pursuant to the terms and conditions of the Agreement, the Company expects there will be approximately 18,603,950 shares of Common Stock issued and outstanding after giving effect to the transactions contemplated by the Agreement. The Share Exchange will result in a change in control of the Company by LIMI and its shareholders and the Company’s assumption of Kunming’s operations and liabilities. In connection with the change in control, the board of directors and management of Kunming are expected to become the Board of Directors and management of the Company. There can be no assurance that we will successfully consummate this transaction. A copy of the Agreement is attached hereto as Exhibit 10.1.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 24, 2005.

*3.2	By-Laws.

10.1	Share Exchange Agreement dated June 30, 2006.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30. 2006.

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

Form 8-K filed on July 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

SRKP 8, INC.

Date: July 28, 2006	By:	/s/ Richard A. Rappaport

Name: Richard A. Rappaport Title: President