Form 10QSB
period 2006-09-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2006-11-20
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
0-51477

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2903562 (I.R.S. Employer Identification No.)

No. 2, Jing You Road, Kunming National Economy & Technology Developing District People’s Republic of China (Address of principal executive offices)	N/A (Zip Code)

0086-871-728-2628
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 19,119,400 shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 14, 2006.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,092,276	$1,104,043
Restricted cash	420,625	384,395
Accounts receivable, less allowance for doubtful accounts of $1,503,014
at September 30, 2006 (unaudited) and $1,033,868 at December 31, 2005, respectively	10,768,077	2,340,346
Other receivables, less allowance for doubtful accounts of $906,805
at September 30, 2006 (unaudited) and $658,401 at December 31, 2005, respectively	3,561,421	1,976,868
Advances to suppliers	121,631	84,434
Inventory	2,141,929	4,305,377
Receivable from related parties	-	178,133
Other current assets	13,715	56,062
Total Current Assets	19,119,674	10,429,658
Property, plant and equipment, net of accumulated depreciation of $3,138,831 at
September 30, 2006 (unaudited) and $2,606,685 at December 31, 2005, respectively	7,538,080	8,161,847
Intangible assets, net of accumulated amortization of $17,922 at September 30, 2006
(unaudited) and $0 at December 31, 2005, respectively	631,481	638,693
Long-term restricted cash	105,284	-
Deferred income taxes	760,262	368,247
TOTAL ASSETS	$28,154,781	$19,598,445

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,012,601	$946,216
Other payables and accrued expense	2,359,229	1,876,376
Payable to related parties	503,097	585,394
Short-term notes payable	10,041,573	9,572,992
Advances from customers	437,475	246,382
Taxes and related payables	3,376,837	1,065,030
Unearned revenue	159,537	201,516
Current portion of Long-term debt	2,946,901	125,761
Total Current Liabilities	20,837,250	14,619,667
Long-Term Debt	132,639	2,477,277
Total Liabilities	20,969,889	17,096,944

Minority Interest in Net Assets of Subsidiaries	337,803	331,451

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at September 30, 2006 (unaudited), and 0 shares outstanding
at December 31, 2005, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,119,400 shares outstanding at September 30, 2006 (unaudited), and 16,227,200 shares
outstanding at December 31, 2005, respectively	1,912	1,626
Additional paid-in capital	5,052,187	2,659,134
Retained earnings (deficit)	1,630,083	(535,523)
Other comprehensive income, foreign currency translation	162,907	44,813
Total Stockholders' Equity	6,847,089	2,170,050
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,154,781	$19,598,445

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sale of Products	$5,142,567	$2,102,125	$13,796,773	$5,759,914
Cost of Products Sold	1,314,466	$521,573	4,478,021	1,968,239
Gross Profit	3,828,101	1,580,552	9,318,752	3,791,675

Operating Expenses:
Selling expense	1,236,817	1,092,456	2,951,964	2,974,099
General and administrative expense	1,713,412	262,930	2,783,368	871,879
Total Operating Expenses	2,950,229	1,355,386	5,735,332	3,845,978

Income (Loss) from Operations	877,872	225,166	3,583,420	(54,303)

Other Income (Expense):
Interest income	2,037	962	4,242	11,510
Income from research and development activities	76,764	791	102,508	19,035
Interest expense	(191,018)	(167,742)	(561,390)	(345,798)
Non-operating expenses	(190)	(2,873)	(5,071)	(19,824)
	(112,407)	(168,862)	(459,711)	(335,077)

Income (Loss) Before Income Taxes	765,465	56,304	3,123,709	(389,380)
(Provision for) benefit from income taxes	(259,234)	(14,086)	(697,357)	110,190
Minority interest in (income) loss of subsidiaries	(138,144)	6,755	(260,746)	64,718
Net Income (Loss)	$368,087	$48,973	$2,165,606	$(214,472)

Net Income (Loss)	$368,087	$48,973	$2,165,606	$(214,472)
Foreign currency translation adjustment	88,901	8,972	118,094	8,972
Comprehensive Income (Loss)	$456,988	$57,945	$2,283,700	$(205,500)

Basic and Diluted Earnings (Loss) Per Share	$0.03	$0.00	$0.14	$(0.01)

Weighted-Average Shares Outstanding	17,170,309	16,227,200	16,545,024	16,227,220

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$2,165,606	$(214,472)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	515,307	379,380
Deferred income taxes	(239,262)	(15,157)
Minority interest in income of subsidiaries	482,584	64,718
Stock issued for services	1,122,912	-
Change in current assets and liabilities:
Accounts receivable	(8,275,347)	(487,260)
Other receivables, net	(203)	724,159
Advances to suppliers	(35,078)	(62,208)
Inventory	2,220,140	(769,118)
Other current assets	42,906	(8,508)
Accounts payable	47,068	484,906
Other payables and accrued expenses	440,100	171,720
Advances from customers	183,863	(190,908)
Unearned revenue	(45,383)	132,710
Taxes and related payables	2,261,745	(39,248)
Net Cash Provided by Operating Activities	886,958	170,714

Cash Flows from Investing Activities:
Receivable from related parties	179,357	(243,128)
Collection of notes receivable	-	3,337
Restricted Cash	(141,514)	-
Capital expenditures	(106,287)	(148,533)
Acquisition of land use rights	(20,202)	(630,462)
Net Cash Used in Investing Activities	(88,646)	(1,018,786)

Cash Flows from Financing Activities:
Due to related parties	(92,687)	29,122
Purchase of minority interest	(260,654)	-
Proceeds from notes payable	2,518,830	7,644,536
Payments on notes payable	(2,243,120)	(4,229,088)
Proceeds from long-term loans	419,636	1,213,418
Payments on long-term loans	-	(3,300,498)
Net Cash Provided by Financing Activities	342,005	1,357,490

Effect of exchange rate changes on cash	(152,084)	(108,280)
Net Increase in Cash and Cash Equivalents	1,140,317	509,418
Cash and Cash Equivalents at Beginning of Period	1,104,043	690,267
Cash and Cash Equivalents at End of Period	$2,092,276	$1,091,405

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Supplemental Information
Cash paid during the period for interest	$207,576	$392,190

Noncash investing and financing activities
Reduction in carrying amount of assets related to acquisition of
minority interest	$428,230	$-
Conversion of common shares to minority interest	223,312	-
Proceeds of offering held in escrow receivable	1,522,470	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc., (formerly known as SRKP 8, Inc.) (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 29, 2006.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

NOTE 2 - ORGANIZATION AND NATURE OF OPERATIONS

Organization - The Company was organized under the laws of the State of Delaware on May 24, 2005. On August 31, 2006, the Company consummated a share exchange agreement, as amended (“Agreement”), with Lan’s Int’l Medicine Investment Co., a Hong Kong corporation, and a shareholder holding 93.75% of the equity interest of Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”) whereby the Company, in exchange for 15,213,000 shares of its common stock, acquired 93.75% of Shenghuo’s shares.

In addition, the Company agreed to cancel 2,036,000 shares of its common stock; issue 1,242,400 shares of its common stock and warrants to purchase 100,000 shares of its common stock (the “Warrants”) for services rendered, and issue 2,000,000 shares for $1,800,000 cash (less costs of $312,750). As part of several agreements, the Company agreed to register the 1,242,400 shares of its common stock and the Warrants. The Company also agreed to register the 2,000,000 shares of common stock that were to be issued for cash and the 664,000 shares of common stock that were held by the Company’s shareholders immediately prior to the Agreement. As part of these agreements, the Company agreed to a penalty provision with certain shareholders. If the Company fails to register the 2,000,000 shares that were issued for cash due to failure on the part of the Company, the Company will pay to those shareholders a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. Similarly, if the Company fails to register 315,400 of the shares that were outstanding prior to the Agreement or the 1,042,400 shares issued for services rendered, due to failure on the part of the Company, additional shares of its common stock shall be issued to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. There is no penalty associated with the other shares or the Warrants.

Because the shares issued by the Company to Shenghuo’s shareholders in the aforementioned transaction represented a controlling interest, the transaction has been accounted for as a recapitalization or reverse merger with Shenghuo being considered the acquirer. The accompanying condensed consolidated financial statements have been restated on a retroactive basis to present the capital structure of Shenghuo as though it were the reporting entity.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In October 1995, Shenghuo was formed under the laws of the Peoples Republic of China (“PRC”) and subsequently acquired an 80% interest in both Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), and a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). All of these entities were also formed in and operate within the PRC. Stockholder’s equity was represented by share capital and no shares were outstanding prior to August 31, 2006. Share capital of Shenghuo prior to the consummation of the agreement was $2,660,760. On August 30, 2006, the minority shareholders of Medicine agreed to transfer 19% of their 20% interest to Shenghuo for $249,800 . Also on August 30, 2006, the minority shareholders of Import/Export agreed to transfer 19% of their 20% interest to Shenghuo for $24,980. Subsequent to these transfers, Shenghuo owns 99% of the equity interests in Medicine and Import/Export.

Nature of Business - The Company’s subsidiaries design, develop, market, export and sell, pharmaceutical and cosmetic products throughout the PRC. These subsidiaries also conduct research and development for third parties as well as for itself, using the natural herb Sanchi, and sell pharmaceutical and cosmetic products that contain the Sanchi herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue.

NOTE 3 - BUSINESS CONDITION

As of September 30, 2006 the Company had a working capital deficiency of $1,717,576 (unaudited). Also at September 30, 2006, the Company had $10,041,573 (unaudited) of short-term notes payable outstanding. The Company is also involved in litigation with a former employee in the amount of $100,000 for not paying a judgment in a timely matter, which amount has not been accrued in the condensed consolidated financial statements. The Company is attempting to mitigate these factors by reducing their expenses, raising additional capital through equity financing and increasing sales. Management is confident that cash flows from existing operations will be sufficient for the Company to continue as a going concern, but there is no assurance that this will be the case.

NOTE 4 - SELECTED SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company’s cash and cash equivalents are maintained in bank deposit accounts. The Company has not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. Pursuant to litigation referred to in Note 3, the Company has appealed a PRC’s court order to pay a penalty of $100,000 and has frozen a Company bank account in the amount of $105,284. No amount has been recorded on the Company’s books as no information suggests that it is probable a liability has been incurred and the amount of loss as a result of this litigation cannot yet be reasonably estimated. The Company did not enter into any hedge contracts during any of the periods presented.

Accounts and Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivable and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2006 for trade accounts receivable and other receivables was $1,503,014 (unaudited) and $906,805 (unaudited), respectively, and at December 31, 2005, was $1,033,868 and $658,401, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, the Company will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share represent the effect of potentially issuable shares of common stock. The Company has warrants outstanding that, when exercised, are issuable into 100,000 shares of common stock and that would affect diluted earnings (loss) per share (Note 2).

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

NOTE 5 - INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	September 30,	December 31,
	2006	2005
	(unaudited)
Raw materials	$618,642	$511,224
Work-in-process	720,354	1,180,014
Finished goods	344,685	1,574,508
Product on consignment	458,248	1,039,631
Total Inventory	$2,141,929	$4,305,377

NOTE 6 - RELATED PARTY TRANSACTIONS

At September 30, 2006 and December 31, 2005, the Company had payables due to related parties in the amount of $503,097 (unaudited) and $585,394, respectively. These amounts are due on demand and do not accrue interest.

During 1999, Shenghuo entered into an agreement with its then parent company to acquire the rights to utilize certain techniques for fabricating and manufacturing products using the natural herb Sanchi. Terms of the agreement required an initial payment of $217,202 and a final payment of $3,885,496 upon receiving governmental approval and protection for the developed techniques. On July 13, 2006, such approvals had not been obtained and the parties mutually agreed to terminate the agreement and Shenghuo was allowed to retain the rights to the techniques and ownership of any research and development that had been undertaken with respect to the techniques.

NOTE 7 - INCOME TAXES

The Company is not subject to any income taxes in the United States, but is subject to corporate income tax in the PRC at a rate of 30% and a local income tax rate of 3%. However, because the Company’s operations are located in a special region of the PRC, its corporate income tax rate is 15%. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance for all deferred income tax assets of Cosmetic due to the uncertainty of their realization. Income taxes payable are included in taxes and related payables on the accompanying balance sheets.

NOTE 8- COMMITMENTS AND CONTINGENCIES

Economic environment - Since all of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. The Company’s operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, all of the Company’s revenue is denominated in the PRC’s currency CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dependence on a single raw material - The primary ingredient in all of the Company’s products is Sanchi, an herb grown in two provinces of the PRC. The Company relies on its in-house purchasing department to acquire sufficient Sanchi at reasonable prices and may on occasion make advance payments to suppliers that include provisions setting the purchase price and delivery date. However, the Company is not reliant on a single source or supplier in order to obtain the Sanchi.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this quarterly report.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this report.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 90% of our sales for each of the year ended December 31, 2005 and the nine months ended September 30, 2006.

We earn revenues mainly from the production and sale of our products and external processing. Moving forward, we intend to increase our efforts in research. We hope to increase profits as a result of making new products and increasing sales, since the sale of products is our main source for generating cash. Our business involves a significant degree of risk as a result of the opportunities and challenges we face in selling our products. We have traditionally focused on research and development of products serving cardiovascular and cerebrovascular disease, peptic ulcer disease and health products markets, but we intend to devote additional resources to research and development and to continue to evaluate and develop additional product candidates to expand our pipeline where we perceive an unmet need and commercial potential, and to improve existing products to enhance their efficacy.

With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang”—the brand under which most of our products are sold. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, and we believe we can benefit from developing and maintaining relationships with professionals within the industry, especially physicians and hospitals.

Our marketing team maintains sales offices or agents in approximately 20 provinces throughout China. The sales network covers approximately 186 cities and is staffed by approximately 400 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics.

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, is primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Approximately 15% of sales of Xuesaitong Soft Capsules is sold to hospitals directly while approximately 85% of sales are made to distributors. Our three largest customers are Yunnan Province Pharmaceutical, Ltd., Xinjiang Province New & Special National Pharmaceutical Co., Ltd. and Donguan City Medicinal Company, all of which accounted for 21.7% and 29.2% of our sales for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively.

We hope to further expand sales beyond China into other countries where our products could be affordable treatment options. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources to that end with the aim that our cosmetics products will account for a larger percentage of our revenue in the future.

We believe that among the most important economic or industry-wide factors relevant to our growth in the short term is reform of the medical system in China and the adjustment of medicine prices, which will affect the sale of our main product, Xuesaitong Soft Capsules, in hospitals. In order to increase long-term growth, we have applied for the designation of Xuesaitong Soft Capsules as a medicine with “good quality and good price,” which, if granted, would help prevent future price reductions. This may offset revenue decreases in case of declining future sales. Currently, the Chinese government supports the medical system in urban and rural communities. We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medical sales over the next two or three years.

We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. If we fail to raise capital in overseas markets, we will encounter great difficulties as a result of the shortage of working capital which we will face when our new cosmetic and health products come onto the market. There is potential for growth in production and sales, due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty. But because the uncertainty of test results and clinical approvals relates only to new products. Over the last three years, the price of the main raw material we use—sanchi—has stabilized and is declining slightly. We will benefit from this trend if it continues.

Company History

We were incorporated in the State of Delaware on May 24, 2005. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business operations from inception to August 31, 2006, to closing of the Share Exchange, was to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. On June 30, 2006, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the equity interest of Shenghuo China (“LIMI”). On August 11 and 28, 2006, the parties entered into Amendment No. 1 and 2 to the Exchange Agreement, respectively. Pursuant to the Exchange Agreement, as amended, we agreed to issue an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China (the “Share Exchange”). The Share Exchange closed on August 31, 2006. Upon the closing of the Share Exchange, we (i) became the 93.75% parent of Shenghuo China, (ii) assumed the operations of Shenghuo China and its subsidiaries and (iii) changed our name from SRKP 8, Inc. to China Shenghuo Pharmaceutical Holdings, Inc.

Shenghuo China was formed in 1995 as a limited company under the laws of the People’s Republic of China (“PRC”) with an initial capitalization of approximately $602,000, with Kunming Nanguo Biology Source Development Institute (“Nanguo”) owning approximately 55% of its outstanding equity interests and Guangdong Maoming Huazhou Company (“Guangdong”) owning approximately 45% of its equity interests. In November 1999, Guangdong transferred all of its equity interests to Nanguo, which, as a result, became Shenghuo China’s 100% parent. Also in November 1999, Nanguo entered into an agreement with the Pharmaceutical Institute of Kunming Medical College (the “College”) to purchase the rights to the technology for the preparation of Sanchi, including the technology of extracting and separating the Sanchi from Panax notoginseng, analysis data, the conditions and methods of synthesize, manufacture and the quality-control. Terms of the agreement required an initial payment of approximately $217,000 and a final payment of approximately $3.9 million upon receiving governmental approval and protection for the developed techniques. In March 2000, Nanguo made an additional net investment of approximately $1.3 million and a new investor, Yunnan Yunwei (Group) Co., LTD (“Yunwei”) made a capital investment of approximately $3.7 million into Shenghuo China, and in May 2002, a new investor, SDIC Venture Capital Investment, Co., Ltd. (“SDIC”), made an investment of approximately $483,000. In August 2004, Nanguo sold the rights to the technology to Shenghuo China for approximately $3.5 million, and in January 2005, Nanguo purchased all of the equity interests held by Yunwei for approximately the same amount, resulting in Nanguo becoming Shenghuo China’s 93.75% parent, and SDIC percentage holding in Shenghuo China became 6.25% of Shenghuo China’s outstanding equity interests. In 2006, Nanguo transferred its 93.75% interest to Lan’s Int’l Medicine Investment Co., Ltd., a company formed under the laws of Hong Kong (“LIMI”), and Shenghuo China was restructured into Chinese Foreign Equity Joint Venture under the laws of the PRC. On August 31, 2006, pursuant to the terms of the Share Exchange Agreement, we issued an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China.

Principal Terms of the Share Exchange

Upon the closing of the Share Exchange, we issued an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China. Pursuant to the Exchange Agreement, as amended, we issued 15,213,000 shares of common stock to LIMI and 567,600 and 474,800 shares of common stock to Marvel International Limited and FirstAlliance Financial Group, Inc., respectively, as designees of LIMI. In addition, at the closing of the Share Exchange, we issued 200,000 shares of our common stock and five year warrants to purchase 100,000 shares of our common stock at a per share exercise price of $2.50 for investor relations services (the “IR Securities”). Immediately following the closing of the Share Exchange and after giving effect to the issuance of the IR Securities, LIMI and its designees beneficially owned approximately 85.0% of our issued and outstanding common stock, our pre-existing shareholders owned approximately 3.5% and investors in the Private Placement (described below) conducted by us that closed concurrently with the Share Exchange owned approximately 10.5% of our outstanding common stock. We issued no fractional shares in connection with the Share Exchange. Immediately after the closing of the Share Exchange, we changed our corporate name from SRKP 8, Inc. to China Shenghuo Pharmaceutical Holdings, Inc.

FirstAlliance Financial Group, Inc. was hired by LIMI as a consultant to assist LIMI in selecting a exchange for the listing of securities, coordinating with various parties involved in the going public transaction (such as investment banking firm, law firm and audit firm) and preparing various documents. FirstAlliance’s services will be completed when we complete our listing process. Marvel International Limited is the finder in the share exchange transaction between us and LIMI. Its service was completed when the share exchange took place. Neither FirstAlliance nor Marvel is an affiliate of LIMI.

Immediately prior to the Share Exchange and Private Placement, certain of our shareholders agreed to cancel an aggregate of 2,036,000 shares of common stock such that there were 664,000 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. Immediately after the closing of the Share Exchange, Private Placement and after giving effect to the issuance of the IR Securities, we had 19,119,400 outstanding shares of common stock and warrants to purchase 100,000 shares of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to register a total of 664,000 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these 664,000 shares held by our shareholders, 348,600 shares would be covered by the resale registration statement filed in connection with the Private Placement (described below) and 315,400 shares, which are held by affiliates of Westpark Capital, Inc. (“WestPark”) are to be included in a subsequent registration statement filed by us within ten days after the end of the six month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. WestPark acted as the placement agent in the Private Placement. We also agreed to register the IR Securities in the registration statement filed in connection with the Private Placement and to include 1,042,400 shares of common stock that were issued to FirstAlliance Financial Group, Inc. and Marvel International Limited as designees of LIMI upon the closing of the Share Exchange in the subsequent registration statement that we agreed to file to register the shares held by the affiliates of Westpark.

The transactions contemplated by the Exchange Agreement, as amended, were intended to be a “tax-free” incorporation pursuant to the provisions of Section 351 of the Internal Revenue Code of 1986, as amended.

The Private Placement

On August 31, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $1,800,000 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,000,000 shares of common stock at $0.90 per share. We agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. We filed the registration statement within that timeframe. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period. After commissions and expenses, we received net proceeds of approximately $1.5 million in the Private Placement. WestPark acted as placement agent in connection with the Private Placement. For its services as placement agent, WestPark was paid a commission equal to 9.0% of the gross proceeds from the financing, in addition to a 2% non-accountable expense fee, for an aggregate amount fee of $198,000. Some of the controlling shareholders and control persons of WestPark were also, prior to the completion of the Share Exchange, controlling shareholders and control persons of our company, including Richard Rappaport, who is the Chief Executive Officer of WestPark and was the President and a significant shareholder of our company prior to the Share Exchange, and Anthony C. Pintsopoulos, who is the Chief Financial Officer of Westpark and was a controlling stockholder and an officer and director of our company prior to the Share Exchange. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with our company upon the closing of the Share Exchange.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

Basis of Presentation and Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. In connection with litigation described below, we have appealed a PRC’s court order to pay a penalty of $100,000 and order to have frozen a company bank account in the amount of $105,284. No amount has been recorded on the our accounting records as the outcome is uncertain. We did not enter into any hedge contracts during any of the periods presented.

Accounts and Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivable and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2006 for trade accounts receivable and other receivables was $1,503,014 (unaudited) and $906,805 (unaudited), respectively, and at December 31, 2005, was $1,033,868 and $658,401, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share represent the effect of potentially issuable shares of common stock. We have warrants outstanding that, when exercised, are issuable into 100,000 shares of common stock and that would affect diluted earnings (loss) per share.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended September 30, 2006 and 2005 in U.S. dollars:

Three Months Ended September 30, 2006 and 2005

Sales of products for the three months ended September 30, 2006 was approximately $5.1 million, an increase of approximately $3.0 million, or 144.6%, from $2.1 million for the comparable period of 2005. The increase was due to increased sales of our primary product, Xuesaitong Soft Capsules, which was added to China’s National Medical Insurance List in 2005.

Costs of products sold for the three months ended September 30, 2006 was approximately $1.3 million, an increase of approximately $0.8 million, or 152.0%, from $0.5 million for the three months ended September 30, 2005. The increase was primarily related to an increase in our sales of products. Gross margin for the three months ended September 30, 2006 was 74.4% as compared with 75.2% for the three months ended September 30, 2005. The slight decrease in gross margin was due The slight decrease in gross margin was due to a slight decrease in the price of some of our traditional medicine products in connection with medicine reform of China.

Selling expenses was approximately $1.2 million for the three months ended September 30, 2006, an increase of $0.1 million, or 13.2%, from $1.1 million for the three months ended September 30, 2005. General and administrative expenses were $1.7 million for the three months ended September 30, 2006, an increase of $1.5 million, or 551.7%, from $0.3 million for the three months ended September 30, 2005. The increase was primarily due to legal and professional expenses associated with our share exchange that was completed in August 2006 and the attendant expenses associated with being a public company, in addition to our recent focus on business expansion and increased costs related to overhead, vehicle fees, consulting fees and the depreciation of fixed assets.

Net other income (expense), which includes net interest income, income from research and development activities, non-operating income, interest expenses and non-operating expenses, were an expense of $112,000 in the three months ended September 30, 2006 and an expense of $169,000 in the three months ended September 30, 2005. The decrease in the expense was primarily due to an increase in income from research and development activities during the three months ended September 30, 2006, partially offset by increased interest expenses during the same period related to outstanding loans.

Provision for income taxes was $0.3 million for the three months ended September 30, 2006 compared with a provision for income tax of $14,000 for the three months ended September 30, 2005. The change was related to increased sales of products in the three months ended September 30, 2006. We are generally subject to corporate income tax in the PRC at a rate of 30% and a local income tax rate of 3%; however, since we are located in the Economic and Technological Development Zone in the PRC, we are currently subject to a corporate income tax rate of 15%. In addition, one of our subsidiaries, Shenghuo Medicine Co., LTD, has benefited from income tax exemption since 2004, the year it was established.

Net income increased to $368,000 for the three months ended September 30, 2006 from a net income of $49,000 for the three months ended September 30, 2005. In the three months ended September 30, 2006 and the three months ended September 30, 2005, we also had a foreign currency translation adjustment of $89,000 and $9,000, respectively, which resulted in comprehensive income of $457,000 and comprehensive income of $58,000, respectively.

Nine Months Ended September 30, 2006 and 2005

Sales of products for the nine months ended September 30, 2006 was approximately $13.8 million, an increase of approximately $8.0 million, or 139.5%, from $5.8 million for the comparable period of 2005. The increase was due to increased sales of our primary product, Xuesaitong Soft Capsules, which was added to China’s National Medical Insurance List in 2005.

Costs of products sold for the nine months ended September 30, 2006 was approximately $4.5 million, an increase of approximately $2.5 million, or 127.5%, from $2.0 million for the nine months ended September 30, 2005. The increase was primarily related to an increase in our sales of products. Gross margin for the nine months ended September 30, 2006 was 67.5% as compared with 65.8% for the nine months ended September 30, 2005. The slight increase in gross margin was due to lower raw materials prices resulting from higher purchase volumes required to support increased product sales. Margins may decrease on a going forward basis.

Selling expenses was approximately $3.0 million for each of the nine month periods ended September 30, 2006 and 2005. General and administrative expenses were $2.8 million for the nine months ended September 30, 2006, an increase of $2.0 million, or 225.8%, from $0.9 million for the nine months ended September 30, 2005. The increase was primarily due to legal and professional expenses associated with our share exchange that was completed in August 2006 and the attendant expenses associated with being a public company, in addition to our recent focus on business expansion and increased costs related to overhead, vehicle fees, consulting fees and the depreciation of fixed assets.

Net other income (expense), which includes net interest income, income from research and development activities, non-operating income, interest expenses and non-operating expenses, was an expense of $460,000 in the nine months ended September 30, 2006 and an expense of $335,000 in the nine months ended September 30, 2005. The increase in expense was primarily due to increased interest expenses during the nine months ended September 30, 2006 related to outstanding loans, partially offset by an increase in income from research and development activities.

Provision for income taxes was $0.7 million for the nine months ended September 30, 2006 compared with a benefit from income tax of $0.1 million for the nine months ended September 30, 2005. The change was related to increased sales of products in the nine months ended September 30, 2006. We are generally subject to corporate income tax in the PRC at a rate of 30% and a local income tax rate of 3%; however, since we are located in the Economic and Technological Development Zone in the PRC, we are currently subject to a corporate income tax rate of 15%. In addition, one of our subsidiaries, Shenghuo Medicine Co., LTD, has benefited from income tax exemption since 2004, the year it was established.

Net income increased to $2.2 million for the nine months ended September 30, 2006 from a net loss of $0.2 for the nine months ended September 30, 2005. In the nine months ended September 30, 2006 and the nine months ended September 30, 2005, we also had a foreign currency translation adjustment of $118,000 and 9,000, respectively, which resulted in comprehensive income of $2.3 million and comprehensive loss of $0.2 million, respectively.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $2,092,276. Prior to August 2006 we historically financed our business operations through bank loans.

We have borrowed from banks and other institutions and have amounts of approximately $10.0 million in short-term loans and $3.1 million in long-term loans as of September 30, 2006. The interest rates on our short term loans range from a 5.49% flat fee to 6.435% per annum. In order to meet the cash flow requirements of our short-term debt, we intend to borrow from banks when the debts are due, leaving no cash shortage, but we will have to pay interest on the borrowed funds. On August 29, 2006, we borrowed $2.5 million from the Shuanglong Branch of Kunming Agriculture Bank. The loan period on the loan is from August 29, 2006 to August 9, 2007, and the annual interest rate is 6.435%. We have paid $1.2 million of the short-term debt due on September 29, 2006 using the new short-term debt. Our long term debt is comprised of single payment notes with interest rates ranging from 5.76% to 6.34% per annum. Our long-term debt is secured by a mortgage on our assets.

We have also borrowed funds from related parties, including officers. At September 30, 2006, we had payables of approximately $503,000 to related parties. These amounts are due on demand and do not accrue interest.

On August 31, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $1.8 million (less costs of approximately $312,750) in a private placement transaction (the “Private Placement”).

Net cash provided by operating activities for the nine months ended September 30, 2006 was $887,000, as compared to net cash of $171,000 provided for the same period in 2005. The change is primarily the result of a decrease in cash flows related to accounts receivables during the first nine months of 2006, partially offset by an increase related to stock issued for services and taxes and related payables in the same period.

Net cash used in investing activities was $88,000 for the first nine months of 2006 compared to net cash used of $1.0 million for the same period in 2005. The change was primarily a result of an increase in cash flows related to receivable from related parties and acquisition of land use in the first nine months of 2006.

Net cash provided by financing activities was $342,000 for the first nine months of 2006 compared to $1.4 million provided for the first nine months of 2005. The decrease was primarily a result of a changes in cash flows related to proceeds from notes payable and payments on notes payable, in addition to decreases in payments on long-term loans during the first nine months of 2006.

At September 30, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

As of September 30, 2006, our accounts receivable (less allowance for doubtful accounts of $1.5 million) were $10.8 million, an increase of $8.5 million, or 360.1%, over accounts receivable of $2.3 million as of December 31, 2005. The increase in accounts receivable reflected the increase in sales. Because the collection period typically runs from three months to one year, the increase in accounts receivable reflects not only the increase in sales but also the long collection period. Since we require one to two months to receive products we order, we have been increasing our inventories in order to enable us to meet anticipated increases in sales. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Our payable decreased as we paid our suppliers more rapidly than we received payments from our customers. In addition, our customer deposits declined December 31, 2005 to September 30, 2006. We require our customers are to pay certain percentage of the sales price as deposit before we ship products to the customers. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales.

We believe that our available funds and cash generated from operations will provide us with sufficient capital for at least the next 12 months; however, we may require additional capital for the acquisition or for the operation of the combined companies. As of the date of this quarterly report, we have no material commitments for capital expenditures. We cannot assure that such funding will be available.

In the course of our business, we must make significant deposits to our suppliers when we place an order. At September 30, 2006, our advance payments to our suppliers totaled approximately $122,000. At September 30, 2006, our cash and cash equivalents balance was approximately $2.1 million.

Seasonality

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival. Sales in the fourth quarter are usually higher.

Off-Balance Sheet Arrangements

None.

Legal Proceedings

In 2003, we were sued by a former employee for allegedly violating his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. We accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment to the employee on April 27, 2004. In 2006, the plaintiff asked the court to force us to pay a penalty in the amount of $100,000 for not paying the judgment in a timely manner. The court, which is the process of reviewing the request for the penalty, has frozen a bank account of ours that holds $105,284. No amount has been recorded on our books in connection with the claim for the penalty as the outcome is not certain.

Recently Enacted Accounting Pronouncements

On January 1, 2006, we adopted SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The effects of adoption of SFAS 151 were not material.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also superseded APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123R, share-based payments to employees, including the fair value of grants of employee stock options, are recognized in the income statement at their fair value, generally over the option vesting period. The effects of adoption of SFAS 123R were not material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effects of adoption of SFAS 153 were not material.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The effects of adoption of SFAS 154 were not material.

In June 2005, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The effects of adoption of EITF No. 05-6 were not material.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for our company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 140). SFAS 156 amends SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for our company as of January 1, 2007. The impact of adoption of this statement on our consolidated financial statements, if any, has not yet been determined.

Foreign Currency Risk

Since all of our operations are conducted in the PRC, we are subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. Our operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC. In addition, all of our revenue is denominated in the Chinese Yuan Renminbi (“CNY”), which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government. The effect of the fluctuations of exchange rates is not considered to be material to our business operations.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily fixed interest rates.

Change In Accountants

On August 31, 2006, we dismissed AJ. Robbins, PC (“AJ. Robbins”) as our independent registered public accounting firm following the change in control of our company on the closing of the Share Exchange. We engaged AJ. Robbins to audit its financial statements for the year ended December 31, 2005. The decision to change accountants was approved and ratified by our Board of Directors. The report of AJ. Robbins on the financial statements of our company for the fiscal year ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to our ability to continue as a going concern.

While AJ. Robbins was engaged by us, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for the fiscal year ended December 31, 2005.

We engaged Hansen, Barnett & Maxwell, PC as our independent registered public accounting firm as of August 31, 2006. Hansen, Barnett & Maxwell, PC served as Shenghuo China’s independent registered certified public accountants for the fiscal year ended December 31, 2005.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report, including in the documents incorporated by reference into this quarterly report, includes some statement that are not purely historical and that are “forward-looking statements”. Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Share Exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 90% of our revenues;

•	our reliance on one supplier for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	our ability to develop and market new products;

•	our ability to establish and maintain a strong brand;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;

•	protection of our intellectual property rights;

•	market acceptance of our products;

•	changes in the laws of the PRC that affect our operations;

•	any recurrence of severe acute respiratory syndrome or avian flu;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	development of a public trading market for our securities;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
other factors referenced in this quarterly report, including, without limitation, under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

The risks included above are not exhaustive. Other sections of this quarterly report may include additional factors that could adversely impact our business and operating results. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this quarterly report to conform these statements to actual results or to changes in our expectations.

You should read this quarterly report, and the documents that we reference in this quarterly report and have filed as exhibits to this quarterly report with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this quarterly report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this quarterly report. With respect to this discussion, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” refer to China Shenghuo Pharmaceutical Holdings, Inc., our 93.75%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and the three foreign owned subsidiaries of Shenghuo China that are organized under the laws of the People’s Republic of China (“PRC” or “China”).

RISKS RELATED TO OUR OPERATIONS

Our Current Business Is Primarily Based On A Single Product, Which Accounts For More Than 90% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

More than 90% of our revenue comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails. If we experience difficulties or obstacles in the manufacture and sale of the Xuesaitong Soft Capsules, or if our licenses and government approvals are revoked to sell the product, then we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

We Rely On A Few Suppliers For Sanchi, The Primary Ingredient in Most of Our Products, And Any Disruption With Our Suppliers Could Delay Product Shipments And Have a Material Adverse Impact on Our Business Operations And Profitability.

Due to the limited availability of Sanchi, we currently rely on a small number of suppliers as our source for Sanchi, the primary raw material that is needed for us to produce our products. We believe that there are few alternative suppliers available to supply the Sanchi plant, and should any of our current suppliers terminate their business arrangements with us or increase their prices of materials supplied, it would delay product shipments and adversely affect our business operations and profitability. In addition, if the suppliers refused to sell Sanchi, or increased the sales prices of Sanchi, this would also have a material adverse impact on our results of operations.

If Our Primary Product Is Replaced By Other Medicines Or Is Removed From China’s Insurance Catalogue In The Future, Our Revenue Will Suffer Substantially.

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Since 2005, the main product, Xuesaitong Soft Capsules, that we manufacture and sell is listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. Xuesaitong Soft Capsules accounted for more than 90% of our revenues for the year ended December 31, 2005 and the nine months ended September 30, 2006, and if this product is replaced by other medicines or removed from the Insurance Catalogue in the future, our total revenue will suffer substantially.

We May Need To Raise Additional Capital To Fund Our Operations And Failure To Raise Additional Capital May Force Us To Delay, Reduce, Or Eliminate Our Product Development Programs.

Due to the large funds required for research and development and the subsequent marketing of products, the pharmaceutical industry is very capital intensive. The industry is characterized by large receivable turnovers, which could mean that we will need more working capital if our revenues increase. We have traditionally been committed to research and development and it is possible that we will need to raise additional capital within the foreseeable future. Additional capital may be needed for the development of new products or product lines, financing of general and administrative expenses, licensing or acquisition of additional technologies, and marketing of new or existing products. There are no assurances that we will be able to raise the appropriate amount of capital needed for our future operations. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our product development programs.

Our Three Largest Customers Account For A Significant Percentage of Our Sales. We Cannot Be Certain That These Sales Will Continue; If They Do Not, Our Revenues Will Likely Decline.

Our three largest customers accounted for approximately 21.7% and 29.2% of our sales for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations

The rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2005, we had 800 employees, including full-time employees, contracted employees, and commissioned sales representatives. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

Our Planned Expansion Of Sales Into Overseas Markets Could Fail, Reduce Operating Results And/Or Expose Us To Increased Risks Associated With Different Market Dynamics And Competition In Any Of The Foreign Countries Where We Attempt To Sell Our Products.

We would face many new obstacles in our planned expansion of product sales in overseas markets. These markets are untested for our products and we face risks in expanding our business overseas, which include differences in regulatory product testing requirements, patent protection, taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

We Are Dependent On Certain Key Personnel And Loss Of These Key Personnel Could Have A Material Adverse Effect On Our Business, Financial Condition And Results Of Operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Gui Hua Lan, our Chief Executive Officer, Zheng Yi Wang, our Executive Director of Exports, Feng Lan, our President, Lei Lan, our Executive Director of Sales, and Qiong Hua Gao, our Chief Financial Officer, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

Our Business And The Success Of Our Products Could Be Harmed If We Are Unable To Maintain Our Brand Image.

We believe that establishing and strengthening our Lixuwang brand is critical to achieving widespread acceptance of our products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the Chinese pharmaceutical market with competing products. Our ability to promote and position our Lixuwang brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer service. These activities are expensive and we may not generate a corresponding increase in sales to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to maintain or increase our sales or revenue.

We Face Intense Competition In The Pharmaceutical Industry And Such Competition Could Cause Our Sales Revenue And Profits To Decline.

The pharmaceutical industry both within China and globally is intensely competitive and is characterized by rapid and significant technological progress, and our operating environment is increasingly competitive. We face intense competitors that will attempt to create or are marketing products in the PRC that are similar to our products. Our competitors, both domestic and international, include large pharmaceutical companies, universities, and public and private research institutions that currently engage in or may engage in efforts related to the discovery and development of new pharmaceuticals. Many of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. There can be no assurance that our products will be either more effective in their therapeutic abilities and/or be able to compete in price with that of our competitors. Failure to do either of these may result in decreased profits.

If Our Pharmaceutical Products Fail To Receive Regulatory Approval Or Are Severely Limited In These Products’ Scope Of Use, We May Be Unable To Recoup Considerable Research And Development Expenditures.

The production of our pharmaceutical products is subject to the regulatory approval of the State Food and Drug Administration (SFDA) in China. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures.

Currently, two of our products, Wei Dingkang Soft Capsules and Dencichine Hemostat, have pending applications with the SFDA. Phase II clinical testing for Wei DingKang Soft Capsules is almost complete. Dencichine Hemostat completed a second review and was required to undergo neurotoxicity testing. The Chinese Military Medical Institute will perform these tests. The risk is that if we do not receive timely approval for either of these drugs, then production will be delayed and sales of the products cannot be planned for.

If All Or A Significant Portion Of Our Customers With Trade Receivables Fail To Pay All Or Part Of The Trade Receivables Or Delay The Repayment, Our Net Income Will Decrease And Our Profitability Will Be Adversely Affected.

We had trade receivables, net of allowance for doubtful accounts, of approximately $10.8 million (unaudited) as of September 30, 2006. The standard credit period for most of our clients, especially new clients, is two months, but for certain clients, such as old clients or very large clients, we will extend the credit period. Within the medical industry in China, the collection period is generally longer than for other industries. Our estimated average collection period for 2005 was 150 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

Our Success Is Highly Dependent On Continually Developing New And Advanced Products, Technologies, And Processes And Failure To Do So May Cause Us To Lose Our Competitiveness In The Pharmaceutical Industry And May Cause Our Profits To Decline.

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that our competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Our competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipate timeframe, if ever at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

If We Fail To Develop New Products With High Profit Margins And Our High Profit Margin Products Are Substituted By Competitor’s Products, Our Gross And Net Profit Margins Will Be Adversely Affected.

For the year ended December 31, 2005 and the nine months ended September 30, 2006, the gross profit margin for our products was approximately 61.9% and 67.5% (unaudited), respectively. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors’ products, our gross profit margins will be adversely affected.

The Commercial Success Of Our Products Depends Upon The Degree Of Market Acceptance Among The Medical Community And Failure To Attain Market Acceptance Among The Medical Community May Have An Adverse Impact On Our Operations And Profitability.

The commercial success of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product’s prevalence and use at hospitals may be contingent upon our relationship with the medical community. The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

Our Primary Product Is Subject To Price Controls By The China Government, Which May Affect Both Our Revenues And Net Income.

The laws of the PRC provide for the government to fix and adjust prices. During the year ended December 31, 2005 and the nine months ended September 30, 2006, our primary product Xuesaitong Soft Capsules was subject to price controls which affected our gross profit, gross margin and net income. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and it may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our Certificates, Permits, And Licenses Related To Our Pharmaceutical Operations Are Subject To Governmental Control And Renewal And Failure To Obtain Renewal Will Cause All Or Part Of Our Operations To Be Terminated.

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We also obtained pharmaceutical products and health food GMP certificates. The pharmaceutical production permit and GMP certificates are valid for a term of five years and the health food certifications are valid for four year terms, and each must be renewed before their expiration. We originally obtained our Medicine Production Permit on November 4, 1996, which is valid until December 31, 2010. The Medicine Production Permit applies to products described as tablet, granule, capsule, soft capsule, powder, ointment and medicinal. If the permit expires without renewal, we will not be able to operate medicine production which will cause our operations to be terminated. We intend to apply for a renewed Medicine Production Permit before our current production permit expires on December 31, 2010.

We hold numerous GMP certificates that expire, as follows:

•	a GMP certificate for ointment products that expires on June 12, 2011;

•	a GMP certificate for powder products that expires on April 21, 2009;

•	a GMP certificate for products in the form of tablet, granule, capsule, and soft capsule that expires on August 21, 2007; and

•	a GMP certificate for health food products in the form of tablets, capsules, soft capsules, and granules that expires on October 13, 2009.

We intend to apply for renewal of these GMP certificates prior to expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

We Cannot Guarantee The Protection Of Our Intellectual Property Rights And If Infringement Or Counterfeiting Of Our Intellectual Property Rights Occurs, Our Reputation And Business May Be Adversely Affected

To protect the reputation of our products, we have registered and applied for registration of our trademarks in the PRC where we have a major business presence. Our products are sold under these trademarks. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

We Enjoy Certain Preferential Tax Concessions And Loss Of These Preferential Tax Concessions Will Cause Our Tax Liabilities To Increase And Our Profitability To Decline.

We enjoy preferential tax concessions in the PRC as a high-tech enterprise. Pursuant to the State Council’s Regulations on Encouraging Investment in and Development, we were granted a reduction in our income tax rate and has had an income tax rate of 15% since 2003. We are currently applying for a more favorable tax rate under which we could pay no income taxes for the two years and half of our current rate for the three years thereafter. If the application is not successful, the income tax rate for us will be 15%. In addition, there is no assurance that the preferential tax treatment in the PRC will remain unchanged and effective. Our tax liabilities will increase and our profits may accordingly decline if our reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available.

We Do Not Carry Insurance To Cover Any Losses Due To Fire, Casualty Or Theft At Our Production Facility Located In Kunming, China.

We have not obtained fire, casualty and theft insurance, and there is not insurance coverage of our raw materials, goods and merchandise, furniture and equipment and production facility in China. Any losses incurred by us will have to be borne by itself without any assistance, and it may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

We May Suffer As A Result Of Product Liability Or Defective Products

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals despite proper testing. Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize some products.

We Rely On The Cooperation With Research Laboratories And Universities, And If These Institutions Cease To Cooperate With Us And We Cannot Find Other Suitable Substitute Research And Development Partners, Our Ability To Develop New Products May Be Hindered And Our Business May Be Adversely Affected

We cooperate with several research institutions including the Shijia Research Center of Beijing University. We rely to a certain extent on these institutions for our development of new products. There is no assurance that these institutions will continue cooperating with us to develop new products. In the event that these institutions cease to cooperate with us and it cannot find other suitable substitute research and development partners, our ability to develop new products may be hindered and our business may be adversely affected.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

All Of Our Assets Are Located In China And Substantially All Of Our Revenues Are Derived From Our Operations In China, And Changes In The Political And Economic Policies Of The PRC Government Could Have A Significant Impact Upon The Business We May Be Able To Conduct In The PRC And Our Results Of Operations And Financial Condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under our current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC Laws And Regulations Governing Our Current Business Operations Are Sometimes Vague And Uncertain. Any Changes In Such PRC Laws And Regulations May Have A Material And Adverse Effect On Our Business.

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

The Foreign Currency Exchange Rate Between U.S. Dollars And Renminbi Could Adversely Affect Our Financial Condition.

To the extent that we need to convert dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. dollar at that time. Conversely, if we decide to convert our Renminbi into dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiary in China would be reduced should the dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Recent PRC Regulations Relating To Acquisitions Of PRC Companies By Foreign Entities May Create Regulatory Uncertainties That Could Restrict Or Limit Our Ability To Operate, Including Our Ability To Pay Dividends.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and our subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

Our business operations or future strategy could be adversely affected by the interpretations and implementation of the SAFE notices. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

Failure To Comply With The United States Foreign Corrupt Practices Act Could Subject Us To Penalties And Other Adverse Consequences.

Upon completion of the Share Exchange, we became subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Any Recurrence Of Severe Acute Respiratory Syndrome, Avian Flu, Or Another Widespread Public Health Problem, In The PRC Could Adversely Affect Our Operations.

A renewed outbreak of Severe Acute Respiratory Syndrome, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales occur, could have a negative effect on our operations. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A Downturn In The Economy Of The PRC May Slow Our Growth And Profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

We May Have Difficulty Establishing Adequate Management, Legal And Financial Controls In The PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent it from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

You May Experience Difficulties In Effecting Service Of Legal Process, Enforcing Foreign Judgments Or Bringing Original Actions In China Based Upon U.S. laws, Including The Federal Securities Laws Or Other Foreign Laws Against Us Or Our Management.

All of our current operations are conducted in China. Moreover, all of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There Is No Current Trading Market For Our Common Stock, And There Is No Assurance Of An Established Public Trading Market, Which Would Adversely Affect The Ability Of Our Investors To Sell Their Securities In The Public Market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the American Stock Exchange. We are in the process of preparing the application documents. There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our share to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock, As The Future Sale Of A Substantial Amount Of Outstanding Stock In The Public Marketplace Could Reduce The Price Of Our Common Stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register a total of 2,000,000 shares of common stock issued in an equity financing that was conducted in connection with the Share Exchange in August 2006. The registration statement must be filed within 30 days of the closing of the Share Exchange. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis. We also agreed to register the IR Securities in the registration statement filed in connection with the Private Placement. In addition, we agreed to register all of the 664,000 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these 664,000 shares, 348,600 shares would be covered by the registration statement filed in connection with the Private Placement and 315,400 shares, which are held by affiliates of Westpark Capital, Inc., would be included in a subsequent registration statement filed by us within ten days after the end of the six month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. We also agreed to register 1,042,400 shares of common stock that were issued to FirstAlliance Financial Group, Inc. and Marvel International Limited as designees of the former shareholder of Shenghuo China upon the closing of the Share Exchange in the subsequent registration statement that we will file to register the shares held by the affiliates of Westpark Capital, Inc. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, following the Share Exchange, the former stockholder of Shenghuo China may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange, 1% of our issued and outstanding shares of common stock was approximately 191,194 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Following The Share Exchange, The Former Principal Stockholder Of Shenghuo China Has Significant Influence Over Us.

Our largest shareholder, Lan’s Int’l Medicine Investment Co., Limited, or LIMI, beneficially owns or controls approximately 80% of our outstanding shares as of the close of the Share Exchange. Gui Hua Lan, our Chief Executive Officer, Feng Lan, our President, and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.2%, 5.0% and 1.3%, respectively, of LIMI’s issued and outstanding shares. Other of our officers and directors hold equity interests in LIMI. LIMI has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. LIMI also has the power to prevent or cause a change in control. In addition, without the consent of LIMI, we could be prevented from entering into transactions that could be beneficial to it. The interests of LIMI may differ from the interests of our other shareholders.

The Interests Of The Existing Minority Shareholder In Shenghuo China May Diverge From Our Own Interests And This May Adversely Affect Our Ability To Manage Shenghuo China.

Shenghuo China, our principal operating subsidiary, is an equity joint venture in which we directly own a 93.75% interest and SDIC Venture Capital Investment, Co., Ltd., or SDIC, a state-owned investment company, owns the remaining 6.25% interest. SDIC’s interest may not be aligned with our interest at all times. If our interests diverge, SDIC may exercise our right under PRC laws to protect its own interest, which may be adverse to us and our investors. For example, under China’s joint venture regulations, unanimous approval of members of a joint venture’s (such as Shenghuo China) board of directors who are present at a board meeting is required for any amendment to the joint venture’s articles of association, the termination or dissolution of the joint venture company, an increase or decrease in the registered capital of the joint venture company or a merger or de-merger of the joint venture. Accordingly, SDIC has the ability to block any action that requires unanimous board approval. Further, should we wish to transfer our equity interest in Shenghuo China, in whole or in part, to a third-party, SDIC has a right of first refusal under China’s joint venture regulations.

In addition to our statutory rights as a minority shareholder, SDIC has additional rights under the joint venture contract and under the articles of association of Shenghuo China. The joint venture contract and articles of association require the consent of each of Shenghuo China’s shareholders and/or unanimous board approval on matters such as a major change in the business line of the company and expansion or amendment of the business scope of the company.

SDIC has thus far been cooperative with us in handling matters with respect to the business of Shenghuo China. There is no assurance, however, that SDIC will continue to act in a cooperative manner in the future.

The Ability Of Our Chinese Operating Subsidiaries To Pay Dividends May Be Restricted Due To Our Corporate Structure.

Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As an equity joint venture, Shenghuo China is required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. Shenghuo China is required to allocate at least 10% of our net profits to the reserve fund until the balance of this fund has reached 50% of Shenghuo China’s registered capital.

In addition, the profit available for distribution from our Chinese subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and limitations on distributions of the profits of Shenghuo China could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.

We May Not Be Able To Achieve The Benefits We Expected To Result From The Share Exchange.

On June 30, 2006, we entered into the Exchange Agreement, as amended on August 11 and 28, 2006, with the 93.75% shareholder of Shenghuo China pursuant to which we agreed to acquire 93.75% of the equity interest of Shenghuo China in exchange for shares of our common stock. On August 31, 2006, the Share Exchange closed, Shenghuo China became our 93.75%-owned subsidiary and our sole business operations became that of Shenghuo China. Also, the management and directors of Shenghuo China became the management and directors of us and we changed our corporate name to China Shenghuo Pharmaceutical Holdings, Inc.

The Share Exchange was effected for various reasons, including:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

 There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance With Changing Regulation Of Corporate Governance And Public Disclosure Will Result In Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our company’s independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our Common Stock May Be Considered A “Penny Stock,” And Thereby Be Subject To Additional Sale And Trading Regulations That May Make It More Difficult To Sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”) once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do Not Foresee Paying Cash Dividends In The Foreseeable Future.

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in internal control over financial reporting

On June 30, 2006, we entered into a share exchange agreement (the “Exchange Agreement”) with Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the equity interest of Shenghuo China (“LIMI”). On August 11 and 28, 2006, the parties entered into Amendment No. 1 and 2 to the Exchange Agreement, respectively. Pursuant to the Exchange Agreement, as amended, we agreed to issue an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China (the “Share Exchange”). On August 31, 2006, the Share Exchange closed. Following the Share Exchange the sole business conducted by our company is the business conducted by Shenghuo China prior to the Share Exchange, and all of the officers and directors of Shenghuo China became the officers and directors of our company. Also, as a result of the Share Exchange, the internal control over financial reporting utilized by Shenghuo China prior to the Share Exchange became the internal control over financial reporting of our company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other then the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In 2003, we were sued by a former employee for allegedly violating his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. We accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment to the employee on April 27, 2004. In 2006, the plaintiff asked the court to force us to pay a penalty in the amount of $100,000 for not paying the judgment in a timely manner. The court, which is the process of reviewing the request for the penalty, has frozen a bank account of ours that holds $105,284. No amount has been recorded on our books in connection with the claim for the penalty as the outcome is not certain.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2006, pursuant to the terms of the Exchange Agreement entered into by and between the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the equity interest of Shenghuo China (“LIMI”), the Company issued 16,255,400 shares of common stock to the shareholder and its designees in exchange for 93.75% of the equity interest of Shenghuo China. Pursuant to the Exchange Agreement, as amended, we issued 15,213,000 shares of common stock to LIMI and 567,600 and 474,800 shares of common stock to Marvel International Limited and FirstAlliance Financial Group, Inc., respectively, as designees of the shareholder. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the LIMI, Marvel International Limited and FirstAlliance Financial Group, Inc. qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On August 31, 2006, immediately following the closing of the Share Exchange, the Company received gross proceeds of $1,800,000 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, the Company sold an aggregate of 2,000,000 shares of its common stock at a price of $0.90 per share. The Company agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving the Company’s securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On August 31, 2006, at the closing of the Share Exchange, the Company issued to an investment firm 200,000 shares of its common stock and five year warrants to purchase 100,000 shares of our common stock at a per share exercise price of $2.50 for investor relations services (the “IR Securities”). The securities were offered and sold to investment firm in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The investment firm qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

In addition, our shareholders, on August 31, 2006, canceled an aggregate of 2,036,000 shares of common stock in connection with the Share Exchange such that there were 664,000 shares outstanding immediately prior to the Share Exchange. The share cancellation was a condition to the closing of the Share Exchange and the shareholders did not receive any cash consideration for the cancellation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

2.1
Share Exchange Agreement, dated as of June 30, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2006).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement, dated as of August 11, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1(a) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2006).

2.1(b)
Amendment No. 2 to the Share Exchange Agreement, dated as of August 28, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.1	Form of Subscription Agreement dated August 31, 2006 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.2
Employment Agreement dated December 3, 2004 by and between Gui Hua Lan and the Registrant (translated to English) (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.3
Employment Agreement dated December 3, 2004 by and between Feng Lan and the Registrant (translated to English) (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.4
Employment Agreement dated December 3, 2004 by and between Lei Lan and the Registrant (translated to English) (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.5
Employment Agreement dated December 3, 2004 by and between Qiong Hua Gao and the Registrant (translated to English) (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.6
Employment Agreement dated December 3, 2004 by and between Peng Chen and the Registrant (translated to English) (incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.7
Employment Agreement dated December 3, 2004 by and between Zheng Yi Wang and the Registrant (translated to English) (incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Registrant)

November 20, 2006	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board