Form 10KSB
period 2006-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2007-04-17
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission file number 000-51477

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-2903562
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 2, Jing You Road, Kunming National Economy & Technology Developing District, People’s Republic of China 650217
(Address of principal executive offices) (Zip Code)

0086-871-728-2628
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−KSB or any amendment to this Form 10−KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenue for its most recent fiscal year: $19,959,971

At December 31, 2006, the last business day of the registrant’s most recently completed fiscal year, there were 19,119,400 shares of the registrant’s common stock outstanding, and there was no aggregate market value of such shares held by non-affiliates of the registrant because the registrant’s common stock was not trading on any exchange.

The number of shares outstanding of the issuer’s common equity as of April 1, 2007 was 19,119,400.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 80% of our revenues;

•	our reliance on one supplier for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	our ability to develop and market new products;

•	our ability to establish and maintain a strong brand;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;

•	protection of our intellectual property rights;

•	market acceptance of our products;

•	changes in the laws of the PRC that affect our operations;

•	any recurrence of severe acute respiratory syndrome or avian flu;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	development of a public trading market for our securities;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

The risks included above are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and operating results. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

You should read this report, and the documents that we reference in this report and have filed as exhibits to this report with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports, and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to below.

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit. A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, and copies of such reports may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” as used throughout this report refer to China Shenghuo Pharmaceutical Holdings, Inc., our 93.75%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and the three foreign owned subsidiaries of Shenghuo China that are organized under the laws of the People's Republic of China (“PRC” or “China”).

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Since our establishment, we have focused primarily on the development of products to serve three major markets—cardiovascular and cerebrovascular disease, peptic ulcer disease and health products. Our goal has been to focus on the development of pharmaceutical products and over the counters products based on traditional Chinese medicines designed to address these areas.

Recent Events

Completion of Share Exchange

We were incorporated in the State of Delaware on May 24, 2005. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On June 30, 2006, we entered into a share exchange agreement (the “Exchange Agreement”) with Shenghuo China and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the equity interest of Shenghuo China (“LIMI”). On August 11 and 28, 2006, the parties entered into Amendment No. 1 and 2 to the Exchange Agreement, respectively. Pursuant to the Exchange Agreement, as amended, we agreed to issue an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China (the “Share Exchange”). On August 31, 2006, the Share Exchange closed. Upon the closing of the Share Exchange, we (i) became the 93.75% parent of Shenghuo China, (ii) assumed the operations of Shenghuo China and its subsidiaries and (iii) changed our name from SRKP 8, Inc. to China Shenghuo Pharmaceutical Holdings, Inc.

Upon the closing of the Share Exchange, we issued an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China. Pursuant to the Exchange Agreement, as amended, we issued 15,213,000 shares of common stock to LIMI and 567,600 and 474,800 shares of common stock to Marvel International Limited and FirstAlliance Financial Group, Inc., respectively, as designees of LIMI. In addition, at the closing of the Share Exchange, we issued 200,000 shares of our common stock and five year warrants to purchase 100,000 shares of our common stock at a per share exercise price of $2.50 for investor relations services (the “IR Securities”). Immediately following the closing of the Share Exchange and after giving effect to the issuance of the IR Securities, LIMI and its designees beneficially owned approximately 85.0% of our issued and outstanding common stock, our pre-existing shareholders owned approximately 3.5% and investors in the Private Placement (described below) that closed concurrently with the Share Exchange owned approximately 10.5% of our outstanding common stock. We issued no fractional shares in connection with the Share Exchange. Immediately after the closing of the Share Exchange, we changed our corporate name from SRKP 8, Inc. to China Shenghuo Pharmaceutical Holdings, Inc.

FirstAlliance Financial Group, Inc. was hired by LIMI as a consultant to assist LIMI in selecting the right venue for the listing of the securities of our common stock, coordinating with various parties related to the share exchange transaction and assisting in the preparation of various documents. FirstAlliance’s services will be completed when we complete our listing process. Marvel International Limited acted as the finder in the share exchange transaction. Marvel’s service was completed when the share exchange was completed. Neither FirstAlliance nor Marvel is an affiliate of LIMI.

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

Pursuant to the terms of the Share Exchange, we agreed to register a total of 664,000 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these 664,000 shares held by our shareholders, 348,600 shares would be covered by the resale registration statement filed in connection with the Private Placement (described below) and 315,400 shares that are held by affiliates of Westpark Capital, Inc. (“WestPark”) are to be included in a subsequent registration statement filed by us within ten days after the end of the six month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. WestPark acted as the placement agent in the Private Placement. We also agreed to register the IR Securities in the registration statement filed in connection with the Private Placement and to include 1,042,400 shares of common stock that were issued to FirstAlliance Financial Group, Inc. and Marvel International Limited as designees of LIMI (the former majority shareholder of Shenghuo China) upon the closing of the Share Exchange in the subsequent registration statement that we agreed to file to register the shares held by the affiliates of Westpark.

The Private Placement

On August 31, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $1,800,000 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,000,000 shares of common stock at $0.90 per share. We agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period. After commissions and expenses, we received net proceeds of approximately $1.3 million in the Private Placement. WestPark acted as placement agent in connection with the Private Placement. For its services as placement agent, WestPark was paid a commission equal to 9.0% of the gross proceeds from the financing, in addition to a 2% non-accountable expense fee, for an aggregate amount fee of $198,000. Some of the controlling shareholders and control persons of WestPark were also, prior to the completion of the Share Exchange, controlling shareholders and control persons of our company, including Richard Rappaport, who is the Chief Executive Officer of WestPark and was the President and a significant shareholder of our company prior to the Share Exchange, and Anthony C. Pintsopoulos, who is the Chief Financial Officer of Westpark and was a controlling stockholder and an officer and director of our company prior to the Share Exchange. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with our company upon the closing of the Share Exchange.

Market Focus

Since our establishment, we have focused primarily on the development of products to serve three major markets— cardiovascular and cerebrovascular disease, peptic ulcer disease and health products. Our goal has been to focus on the development of pharmaceutical products and over the counters products based on traditional Chinese medicines designed to address these areas.

•
Cardiovascular and Cerebrovascular Disease. Hyperlipemia, which is high circulating blood levels of fats such as cholesterol and triglycerides, has ranked high on the list of modern health diseases. The primary effect of hyperlipemia is the development of cardiovascular and cerebrovascular diseases, including heart attacks and strokes.

•
Peptic Ulcer Disease. A peptic ulcer is an erosion of the lining of the stomach or the upper part of the small intestine. The causative factors may include excess stomach acid, excess pepsin, Helicobacter Pylori infection, poor health and eating habits, and psychological stress. There is no radical cure for peptic ulcers, which may eventually lead to gastric hemorrhage, gastric perforation and even cancer. People of all ages can be affected by peptic ulcers, but they are most prevalent in persons between the ages of 45 and 55, with incidences in men being slightly higher than in women.

•
Health Products. The health products industry, which consists of non-prescription traditional Chinese medicines and supplements, has grown as a result of quality improvements in products and the introduction of new products to the market in China. Over the past two decades, there has been a growth of health product sales in Chinese urban areas. The Chinese Ministry of Health has approved several uses for health products and a substantial number of the products on the market are designed to aid in immunoregulation, blood fat regulation and fatigue resistance.

Products

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

Pharmaceutical Products

Our pharmaceutical products are marketed under the Lixuwang brand name. The following is a list of our approved pharmaceutical products and their intended uses.

Product Name	Intended Use
Xuesaitong Soft Capsules
Designed to invigorate the circulation of blood and improve microcirculation. Used for the treatment of symptoms of cardiovascular and cerebrovascular disease, such as angina pectoris, strangulation, squeezing and crushing of chest, acute and chronic peripheral vascular-metabolic disorders, brain occlusion, occlusion of retina central vein, acute and chronic cerebral vascular-metabolic disorders caused by arteriosclerosis. This product accounted for more than 90% of our sales for the year ended December 31, 2005 and more than 80% of our sales for the year ended December 31, 2006. The reason for the change in percentage is that the sale of OTC drugs has been increasing.

Qiye Shen’an Tablets	Designed to help relieve headache, insomnia, and palpitation. Designed to invigorate the circulation of blood, improve microcirculation and improve liver functionality.

Banlangen Tablets	Designed for the treatment of parotitis, pharyngitis, mastitis, swollen and sore throat due to cold and influenza.

Bergenini Tablets	Designed to help relieve cough and phlegm due to bronchial ailments.

Huangtengsu Tablets (film tablets)	Designed to treat the symptoms of dysentery, enteritis, respiratory tract infections, uncomplicated urethral, surgery infections and conjunctivitis.

Danshen Tablets	Designed to regulate blood circulation and treat the symptoms of blood stasis. Designed to treat the symptoms of coronary arteriosclerosis, angina pectoris and hyperlipemia.

Triperygium hypoglaucum Hutch Tablet	An immunosuppressant. Designed to treat the symptoms of rheumatoid arthritis.

We have the following additional drugs that are currently in late-stage clinical trials for prescription use:

•
Wei Dingkang Soft Capsules are a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase two clinical trials are expected to be completed before the end of June 2007 (June 30, 2007), and phase three clinical trials are expected to begin immediately thereafter. Best efforts will be made to obtain production approval by the end of 2008.

•
Dencichine Hemostat is designed to be a non-toxic product that addresses a range of anti-hemorrhagic applications, such as stopping bleeding without causing clotting. We anticipate receiving governmental approval for the production and marketing of the product in 2011. Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2011. Dencichine Hemostat is a drug requiring extensive technology testing by the national SFDA, and neurotoxicity testing is required to be done, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time.

•
Other drugs that we have in the clinical testing application process are Levofloxacin Hydrochloride Soft Capsules, which is designed for antibiotic applications, and Brufen Soft Capsules, which are intended to treat fever and headache caused by influenza, colds and acute pharyngitis. Levofloxacin Hydrochloride Soft Capsules have received State Food and Drug Administration (SFDA) approval for clinical testing, which has entered the first phase. Brufen Soft Capsules are being tested and appraised for production approval, which we hope to receive shortly.

Health and Food Products

We offer a wide array of over the counter supplements as well as vitamin capsules and pills. The following are some of our non-prescription products and their intended uses. We have received government approval and currently market each of the supplements listed below.

Product Name	Intended Use
Banlangen Grains	Health product designed to treat swollen and sore throat due to cold and influenza.

Gegenqinlian Tablets	Health product designed to reduce stomach discomfort and treat diarrhea.

Huangtensu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis.

Luotongding Tablets	Health product designed to reduce visceral pain, headache, and cramping.

Paracetamol Caffeine and Aspirin Powders	Health product designed to treat headaches, migraines and fevers caused by influenza and cold.

Siji Sanhuang Tablets	Health product designed to relieve inflammation and alleviate fever, commonly in connection with pharyngitis.

Sulfadiazine Silver Ointment	Health product designed to assist in the prevention of infections related to burns.

Tianqi Tongjing Capsules	Health product designed to treat dysmenorrhea and emmeniopathy caused by colds.

Vitamin AD Soft Capsules	Health product designed to treat deficiencies of vitamin A and D.

Vitamin C Tablets	Health product designed to treat deficiencies of vitamin C.

Vitamin B6 Tablets	Health product designed to treat deficiencies of vitamin B6.

Vitamin E Soft Capsules	Health product designed to treat deficiencies of Vitamin E.

Yinhuang Capsules	Health product designed to relieve inflammation and sore of throat.

Lycopene Soft Capsules	Food product designed to treat side effects of and act as a general deterrent to certain carcinogens.

Oil of Purple Perilla Soft Capsules	Food product designed to treat effects of chough, asthma and astriction.

Rhizoma Aspidii and Chinese Wampi leaf Grains	Designed to treat effects of fever, aversion, headache, cough with excessive sputum.

Soya Lecithin Soft Capsules	Food product designed to treat effects of high blood fat, hypertension and other diseases of cardiovascular and cerebrovascular systems.

Spirulina Soft Capsules	Food product designed to normalize stomach and intestinal functions.

We also intend to introduce and market the following non-prescription supplements, as indicated in the table below. Our anticipated timelines for introduction and marketing of our new drugs depend, in large part, on government approval. Our anticipated timelines, as set forth below, are based on our experience in the approval process and our communications with the SFDA. However, there is no assurance that such approvals will be obtained, at all, or the anticipated timelines will be met. The SFDA issues certificates of medicine production approval that include the names, specifications, approval numbers and other information about the approved medicines. According to the law of the Drug Administration of the People’s Republic of China, a drug-manufacturing factory must acquire both the certificate of medicine production permit and medicine production approval, before the drug-manufacturing factory has the necessary qualifications to manufacture, market and sell the medicine.

In the table below, the “Application Submission Date” column indicates the month and year in which we submitted a formal registration application to the State Food and Drug Supervision Administration for the product we have researched and developed. That is, we have applied to the State Food and Drug Supervision Administration for a production approval, which we must obtain prior to the production and sale of each of our products. The “Anticipated Approval Date” indicates the date by which we anticipate obtaining the production approval for manufacturing the products from the State Food and Drug Supervision Administration. There is no assurance that we will obtain approval by the Anticipated Approval Date, if at all. We would only be allowed to engage in production and marketing of a product after obtaining the corresponding production approval.

Anticipated Product Name	Intended Use	Application Submission Date	Anticipated Approval Date
Fructus Ligustri Lucidi and Radix Astragali Soft Capsules
Designed to treat symptoms of weakness due to prolonged illness, radiation and chemical therapy. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		September 2005	June 2008

Ginseng and Pilose Antler Soft Capsules
Designed to treat effects of weakness due to deficiency of the kidney and heart, palpitation, and soreness and weakness of waist and knees. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		March 2006	September 2008

Li Xu Wang Shu Tong Soft Capsules	Designed to reduce blood viscosity and improve blood circulation. This product is currently being tested and appraised for production approval, which we hope to receive shortly.	February 2006	September 2007

Anticipated Product Name	Intended Use	Application Submission Date	Anticipated Approval Date
Long Xue Jie Soft Capsules
Designed to promote blood circulation and treat effects of blood stasis, relieve pain, induce astringent and help promote tissue regeneration. Designed to treat effects of trauma with blood-stasis syndrome and painful swelling, amenorrhea due to blood stasis, and wound bleeding. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		September 2005	June 2008

Qi Ju Di Huang Soft Capsules
Designed to treat effects of weakness of the kidney and liver, dizziness, drumming in the ears, dryness in eyes, photophobia, and blurred vision. This product is currently being tested and appraised for production approval which we hope to will receive shortly.
		January 2006	October 2008

Radix Polygoni Multiflori Capsules
Designed to treat effects of weakness of the kidney and liver, fatigue, and dizziness due to blood deficiencies. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		January 2006	October 2007 - January 2008

Tranquilization Soft Capsules
Designed to enrich the blood and treat effects of dizziness, palpitation, insomnia, and poor memory. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		March 2006	December 2008

Xue Zhi Kang Soft Capsules
Designed to promote blood circulation and to treat effects of blood stasis, weakness of the spleen and poor digestion. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		August 2005	May 2008

Yan Lu Ru Kang Soft Capsules
Designed to treat the symptoms of galactophore hyperplasia diseases, hysteromyoma and functionality uterus bleeding. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		April 2005	January 2008

Zhi Bi Tuo Soft Capsules
Designed to affect the spleen to improve digestion, reduce phlegm, invigorate the blood and improve blood stasis. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		December 2005	September 2008

Zhu Zi Gan Tai Soft Capsules
Designed to be used for distending pain in the chest caused by deficiency of the spleen, fatigue, and hepatitis B virus. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		January 2006	October 2008

Cosmetic Products

We also offer a line of cosmetic products including lotions, creams and other cosmetic items. We have conducted extensive research and have specifically formulated our cosmetic products to meet the cosmetic and skincare needs of our female consumers. Our “12Ways™ Chinese Traditional Medicine Beauty Salon Series” is a line of over 100 cosmetic products that includes facial masks and creams, skin and eye creams, and shampoos. Our line of products has acquired production approval to be sold only in China. Each of our cosmetic skincare products contains natural ingredients including herbal anti-irritants and anti-oxidants, as well as Sanchi. Our comprehensive line of skincare includes a mixture of basic products (e.g., creams and gels), treatment products (e.g., firming treatments), specialty helpers (e.g., masks), and beauty supplements. The use of supplements is an important element of skincare, nurturing the skin’s health using vital nutrients. Our cosmetic line combines the strength of several skincare methods to achieve healthy skin and beauty. Our line of cosmetic products include the following food products and health supplements.

Product Name	Intended Use
Jasmine Tea	Food product designed to help and promote healthy skin affected by acne.

Rose Tea	Food product designed to help promote healthy skin and complexion

SHEN HUO Beauty Soft Capsules	Health supplement designed to help with balancing water in the body.

SHEN HUO Brighten Soft Capsules	Health supplement designed to help promote healthy skin affected by spotting.

SHEN HUO Immaculacy Soft Capsules	Health supplement designed to help promote healthy skin affected by acne.

Growth Strategies

We believe that our business has opportunities for growth through the following growth strategies:

•
New Product Development. We have traditionally focused on research and development of products serving the cardiovascular and cerebrovascular disease, peptic ulcer disease and health products markets. We intend to devote additional resources to research and development and to continue to evaluate and develop additional product candidates to expand our pipeline where we perceive an unmet need and commercial potential, and to improve existing products to enhance their efficacy.

•
Focus on Brand Development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang”—the brand under which most of our products are sold. We believe that our relationships within the Chinese pharmaceutical industry is key to building brand equity, which we can benefit from by developing and maintaining relationships with professionals within the industry, especially with physicians and hospitals.

•
Domestic Growth (China). We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics. In expanding market share of our products, we intend to take advantage of our large manufacturing scale and reasonable cost control mechanisms, and our strong sales network. In addition, our goal is to establish our products as a preferred choice for prescription drugs in major hospitals. We believe that establishing a strong reputation with major hospitals may open the market for smaller, community and rural hospitals because patients from large hospitals also receive services from smaller hospitals. We also anticipate that the inclusion of Xuesaitong Soft Capsules on China’s National Medical Insurance List in 2005 should result in increased growth for that product over the next several years. We hope to add other prescription drugs, some of which are now in late-stage clinical trial, into this channel over the next few years.

•
International Growth. In addition to China, we have sold our products in Asian countries such as Indonesia, Thailand and Kyrgystan. We hope to expand sales into other countries where our products could be affordable treatment options.

•
Growth of Cosmetics Market Share. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources. We hope that our cosmetics products will account for a larger percentage of our revenue in the future.

Research and Development

As of December 31, 2006, we employed 56 technicians, including seven senior researchers, 17 mid-level researchers, and 32 junior analysts. The technicians’ specializations include medicine, pharmacology, chemistry, biology, and medicine production equipment.

In an attempt to capitalize on the natural resource of Sanchi in Yunnan Province and to develop a strong medical industry in the Yunnan Province, we have recently established an enterprise technology center - Kunming Beisheng Science and Technology Development Company - in cooperation with the Shijia Research Center of Beijing University. This collaboration combines the natural resources of Yunnan Province and the working conditions of our company with technical information and expertise of Beijing University. The project is designed to develop new techniques of extraction, purification and quality control while developing natural medicines native to Yunnan Province. The objectives are as follows: modernizing Chinese medicine development techniques; improving technological skill and processing techniques; industrialization of Chinese herbal medicine; creation of intellectual property rights; and deepening research into high-end Yunnan Province medicine. Pursuant to the joint establishment agreement that we entered into with Shijia Research Center, the project will have a duration of ten years from the date of completion of the industrial and commercial registration with the State Department of Industrial and Commercial Supervision Administration and receipt of an Enterprise Legal Person Business License. The business scope of the project includes development and technology transfer of bulk pharmaceuticals, prepared Chinese medicine, chemicals, biologicals, health food, and medical cosmetic products; importation of scientific instruments and medical technology, and communication with foreign and domestic research centers.

After signing the agreement with the Shijia Research Center, we completed the industrial and commercial registration of Kunming Beisheng Science and Technology Development Company, or the Development Company. The Development Company could not engage in enterprise activities, such as production and marketing, until it completed its industrial and commercial registration with the State Department of Industrial and Commercial Supervision Administration and obtained an Enterprise Legal Person Business License. Currently, we have obtained the appropriate Enterprise Legal Person Business License, which was approved by the Industrial and Commercial Administration of Kunming City, Yunnan Province in December 2006. Thus, the Development Company’s industrial and commercial registration process has been completed and the Development Company is now our subsidiary. We own 70% of the shares of the Development Company and the chairman of the board and legal representative is Mr. Lan Gui Hua. The remaining 30% of the shares are owned by the Shijia Research Center. The Development Company operates according to the regulations of our agreement with the Shijia Research Center.

Marketing and Sales

We have a trained marketing team and maintain sales offices or agents in approximately 20 provinces throughout China. The sales network covers approximately 186 cities and is staffed by approximately 400 sales representatives.

We also use a distribution system comprised of independent regional distributors. In a typical distribution contract, a distributor will be provided with certain sales targets for a particular period according to a set retail price. If the distributor completes the sales task within the prescribed period, the agent distributor will be given greater economic incentives and future distribution opportunities. If the distributor fails to complete the sales task within the prescribed period, we will cancel our contract with the distributor and sign with other competent distributors. We also sign reselling contracts with franchise drug companies for the distribution of our products. The franchise drug company, as a reseller, resells our products to local hospitals, drug stores, and other channel distributors. In addition, we sell our products directly to hospitals and retail drug stores.

Approximately 15% of sales of Xuesaitong Soft Capsules are made to chain drugstores to sell to patients by prescription, while approximately 85% of sales are made to distributors to hospitals directly. Our three largest customers accounted for approximately 21.7% and 32.1% of our sales for the year ended December 31, 2005 and the year ended December 31, 2006, respectively.

Prices for our products are fixed and determinable. Each time products are purchased a specific price is agreed upon, a contract is signed and we and the customer are legally bound and neither can change the price. Prices for products are normally derived from our standard price lists, however, larger, more established customers are given quantity discounts. There are no instances in which payment for products sold is contingent on re-sales to or otherwise used by end-user patients. We do not allow returns on our products sold.

Production

We manufacture and package our products at our factory located in Kunming, China. The factory, which was built in 2000, is approximately 161,460 square feet and include a clean area that occupies approximately 86,110 square feet. Our clean area in the production facilities includes approximately 52,500 square feet of Class 10,000 certified and 2,350 square feet of Class 100,000 certified. The cleanliness classification is based on the number of dust particles and bacteria per cubic meter, so lower numbers indicate a higher cleanliness class. According to the Regulation for Quality Control of Drug Production issued by the SFDA, oral preparations of traditional Chinese medicines must be produced in a Class 300,000 or lower environment. Our production facilities use equipment imported from the U.S. and are designed to meet American standards, so our Class 10,000 and Class 100,000 certified areas are cleaner than the Chinese national standard. The production facilities have more than 600 machines and supporting parts for pharmaceutical production from domestic and foreign suppliers. The factory has a total of 28 complete production lines for semi-finished and finished hard capsules, tablets, granules, powder, electuary, and emulsifier. The key facilities are two soft capsule production lines obtained from GIC Company, an Italian producer of industrial machinery, and an automatic packaging production line purchased from Klockner Haensel GmbH, a German company. In addition, all of our precision testing machines are supplied by Sharp Document Systems, U.S.A. Our production facilities were certified to be in compliance with Good Manufacturing Practice (GMP) standards in August 2002 and February 2004. In May 2004 and October 2005, we received the GMP certifications for the production of health food products and supplements, including soft capsules, hard capsules, tablets and granule productions. We also received an additional GMP certification for production of pharmaceutical ointment products.

We utilize a complex process in extracting active components from the Sanchi plant, purifying the components and manufacturing our products. A typical manufacturing process begins by us obtaining the Sanchi plant from our supplier, washed clean, divided into main root, branch root and rhizome. The branch root known as “Sanchi Jintiao” and rhizome is known as “Sanchi Jiankou.” The Sanchi Jiankou is the portion of the Sanchi that contains the active ingredient, Panax Notoginseng Saponins. The Sanchi Jiankou is then sent to heavy pulverizing machinery to crush it into a specified powder size. The Sanchi Jiankou powder then undergoes a complex extracting process in which the powder is mixed with extracting solvents and the resulting solution is percolated and filter processed. The solution is concentrated by vacuum equipment while the extracting solvent is recollected and the active ingredient condensate is collected. The active ingredient condensate is then separated and purified through a chromatographic column, and the Sanchi polysaccharides and Sanchi saponins are collected separately. The solutions of Sanchi saponins and Sanchi polysaccharides are then separately purified by second chromatographic column to remove pigments and other useless compounds and obtain the pure saponins and polysaccharides, respectively. The Sanchi saponins and Sanchi polysaccharides are then separately dried by a spray-dryer, the resulting powders are weighed and packaged into separate contamination resistant plastic bags, which undergo quality control inspections and are stored in a warehouse for use in our line of products. Production of each product varies depending on the ingredients and form of the product, but production usually includes mixing of the Sanchi powder and the delivery agent, such as oil for soft capsules, and the ingredients are then processed using advanced pressing, drying, polishing and blister packaging equipment.

Quality Control

Our production facilities are designed and maintained with a view towards conforming with good practice standards. To comply with GMP operational requirements, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our Quality Control department is responsible for maintaining quality standards throughout the production process. Quality Control executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment, instruments, reagents, test solutions, volumetric solutions, culture media and laboratory animals;

•	auditing production records to ensure delivery of quality products;

•	monitoring the number of dust particles and microbes in the clean areas;

•	evaluating stability of raw materials, semi-finished products and finished products in order to generate accurate statistics on storage duration and shelf life;

•	articulating the responsibilities of Quality Control staff; and

•	on-site evaluation of supplier quality control systems.

Competition

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

Competition in the manufacture and sale of medical products for cardiovascular and cerebrovascular disease in China is also intense. There are a large number of companies that are licensed to manufacture and sell these type of medical products in China. Western drugs such as lovastatins and nitroglycerine have a more than half of the market share of medications used to treat cardiovascular and cerebrovascular disease in China, with Chinese traditional medicines make up the next largest part of the market. On the whole, Chinese patent medicine still generally has many problems such as complex and unclear ingredients, inconsistent quality, slow action and ineffectiveness. Therefore, new Chinese medicines tend not to stay on the market for very long.

There are also many Chinese traditional medicines available to treat peptic ulcers. While they are inexpensive and readily available, they are not as effective as western medicines. In China, peptic ulcers are usually treated with western medicines such as H2 blockers (e.g., Zantac), proton pump inhibitors (e.g., Nexium) and bismuth (e.g., Pepto-Bismol). In addition, amoxicillin and other antibiotics are now commonly used in conjunction to treat peptic ulcers.

The market for health and cosmetic products in China is also highly competitive. Both industries have a high number of competitors, some of which overlap, and many of which have a longer operating history and higher visibility, name recognition and financial resources than we do. Our competitors include manufacturers and marketers of personal care and nutritional products, pharmaceutical companies and other organizations.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China, as well as confidentiality procedures and contractual provisions to protect our intellectual property. Our primary product, Xue Saitong Soft Capsules, first received patent protection and production and new medicine certification in 1999 and the protections continue until April 25, 2012. We also have protections for our technology methods of using Sanchi to help stop bleeding and combination methods, production and function of the medicine to treat intestinal disease. Xue Saitong Soft Capsules receive protections from the SFDA, which will not issue additional drug permits other than those already issued during the protection period. We have eight registered trademarks and have applied for registration of another two trademarks in China. Other than the foregoing, we do not have any measures to prevent any infringement of our intellectual property rights.

Seasonality

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival. Sales in the fourth quarter are usually higher.

Government Regulations of Pharmaceuticals

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, and export of our products or product candidates are extensively regulated by governmental authorities in the PRC and other countries. Our principal sales market is presently in China. We are subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations of the law. Additionally, we are subject to various regulations and permit systems by the Chinese government.

The application and approval procedure in China for a newly developed drug product has numerous steps. New drug applicants prepare the documentation of pharmacological study, toxicity study and pharmacokinetics and drug metabolism (PKDM) study and new drug samples. Documentation and samples are then submitted to provincial food and drug administration (“provincial FDA”). The provincial FDA sends its officials to the applicant to check the applicant’s research and development facilities and to arrange new drug examination committee meeting for approval deliberations. This process usually takes three months. After the documentation and samples being approved by the provincial FDA, the provincial FDA will submit the approved documentation and samples to SFDA. SFDA examines the documentation and tests the samples and arranges new drug examination committee meeting for approval deliberations. If the application is approved by SFDA, SFDA will issue a clinical trial license to the applicant for clinical trials. The clinical trial license approval typically takes one year. The applicant completes the clinical trial process and prepares documentation and files submitted to SFDA for new drug approval. The clinical trial process usually takes one year or two depending on the category and class of the new drug. SFDA examines the documentation and gives final approval for the new drug and issues the new drug license to the applicant. This process usually takes eight months. The whole process for new drug approval usually takes three to four years.

Insurance Catalogue

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the Insurance Catalogue. The Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are designated by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are designated by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B from region to region.

Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines.

The medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogue is revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration. Other than completing a normal application process, we have no role in the selection of products for inclusion in the Insurance Catalog. We do not pay any fee in order to be listed.

In 2005, our primary product, Xuesaitong Soft Capsules was listed in Part B of the Insurance Catalogue. Xuesaitong Soft Capsules represent more than 80% of our revenue, and removal of the product from the Insurance Catalogue would adversely affect our total revenue.

We are seeking to have other products listed in the Insurance Catalogue. At present, Xuesaitong Soft Capsules and Sulfadiazine Silver Ointment have already been listed in the Insurance Catalogue. The China Society and Labor Security Department plans to update the Insurance Catalogue every two years, but since 2000, the catalog has only been updated once. It is expected to be updated again after 2007 and we hope to receive approval for listing of our Huangtensu Soft Capsules based on its medicinal attributes and sales, but there is no guarantee that this product will be approved for listing. According to state regulation, the Insurance Catalogue should be updated once every two years, but the last update was more than 5 years ago because there was an immense amount of data to update.

Price Controls

Drugs that are listed in the Insurance Catalogue and whose production or trading will constitute monopolies are commonly subject to price control by the Chinese government. The maximum prices of such medicine products are published by the state and provincial administration authorities from time to time. The prices of other medicines that are not subject to price control are determined by the pharmaceutical manufacturers, subject, in certain cases, to providing notice to the provincial pricing authorities. Our primary product, Xuesaitong Soft Capsules, is subject to retail and wholesale price controls.

The price of Xuesaitong Soft Capsules is determined by The National Development and Reform Commission of the PRC. The original price, as approved by the government, was 45 RMB (U.S. $5.63) per box of 24 capsules. Currently, its maximum price has been adjusted to 54.80 RMB (U.S. $6.85) per box of 24 capsules. We have submitted an application to The National Development and Reform Commission of the PRC requesting that the Xuesaitong Soft Capsules be placed into the category of drugs with good quality and low price that benefits from price protection, which, if approved, would exempt our product from price reductions. Recently we received news that the application has been approved by the experts committee, but the category of drugs with good quality and low price has not yet been officially announced.

Employees

As of December 31, 2006, we had 438 full-time, salaried employees who receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 400 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, we contributed approximately $115,744, $99,700 and $93,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report.

RISKS RELATED TO OUR OPERATIONS

Our Current Business Is Primarily Based On A Single Product, Which Accounts For More Than 80% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

More than 80% of our revenue comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails. If we experience difficulties or obstacles in the manufacture and sale of the Xuesaitong Soft Capsules, or if our licenses and government approvals are revoked to sell the product, then we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

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

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Since 2005, the main product, Xuesaitong Soft Capsules, that we manufacture and sell is listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. Xuesaitong Soft Capsules accounted for more than 90% of our revenues for the year ended December 31, 2005 and more than 80% of our revenues for the year ended December 31, 2006, and if this product is replaced by other medicines or removed from the Insurance Catalogue in the future, our total revenue will suffer substantially.

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

Our three largest customers accounted for approximately 21.7% and 32.1% of our sales for the year ended December 31, 2005 and the year ended December 31, 2006, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations

The rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2006, we had 438 full-time, salaried employees, in addition to our employment over 400 sales representatives who are paid on a commission basis. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

We had trade receivables, net of allowance for doubtful accounts, of approximately $9.9 million as of December 31, 2006. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than for other industries. Our estimated average collection period for 2005 was 150 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

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

For the year ended December 31, 2005 and the year ended December 31, 2006, the gross profit margin for our products was approximately 61.9% and 67.9%, respectively. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, the medical industry in China is highly competitive and new products are constantly being introduced to the market. In order to increase the sales of our products and expand our market, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors’ products, our gross profit margins will be adversely affected.

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

Our Primary Product Is Subject To Price Controls By The China Government, Which May Affect Both Our Revenues And Net Income.

The laws of the PRC provide for the government to fix and adjust prices. During the year ended December 31, 2005 and the year ended December 31, 2006, our primary product Xuesaitong Soft Capsules was subject to price controls which affected our gross profit, gross margin and net income. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and it may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises altogether, would have a material adverse effect on our results of operations and financial condition.

We Do Not Carry Insurance To Cover Any Losses Due To Fire, Casualty Or Theft At Our Production Facility Located In Kunming, China.

We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and equipment and production facility in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

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

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We have provided application documents to the American Stock Exchange (“AMEX”) for the listing of our common stock on AMEX. Currently, we are in discussions with the AMEX regarding the eligibility of our securities for listing. There is no guarantee that AMEX, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on AMEX, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than AMEX. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for AMEX. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock, As The Future Sale Of A Substantial Amount Of Outstanding Stock In The Public Marketplace Could Reduce The Price Of Our Common Stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register a total of 2,000,000 shares of common stock issued in an equity financing that was conducted in connection with the Share Exchange in August 2006. The registration statement must be filed within 30 days of the closing of the Share Exchange. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis. We also agreed to register the IR Securities, which consist of 200,000 shares of our common stock and five-year warrants to purchase 100,000 shares of our common stock at a per share exercise price of $2.50, in the registration statement filed in connection with the Private Placement. In addition, we agreed to register all of the 664,000 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these 664,000 shares, 348,600 shares would be covered by the registration statement filed in connection with the Private Placement and 315,400 shares that are held by affiliates of Westpark Capital, Inc. would be included in a subsequent registration statement filed by us within ten days after the end of the six month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. We also agreed to register 1,042,400 shares of common stock that were issued to FirstAlliance Financial Group, Inc. and Marvel International Limited as designees of the former shareholder of Shenghuo China upon the closing of the Share Exchange in the subsequent registration statement that we will file to register the shares held by the affiliates of Westpark Capital, Inc. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

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

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located at No. 2, Jing You Road, Kunming National Economy & Technology Developing District, People’s Republic of China 650217. We have land use rights to two parcels of land with a total area of approximately 66.7 acres and own a 161,460 square foot factory. The land use rights for both parcels have terms of 50 years and end in 2048 and 2050.

ITEM 3.	LEGAL PROCEEDINGS

In 2006, a former employee asked the court to force us to pay a penalty in the amount of $100,000 for not paying the judgment in a timely manner. During the court’s review of the request for the penalty, the court froze a bank account of ours that held $105,284.The court has rejected the employee’s claim and the bank account has been unfrozen. The employee has now asserted claims against us for allegedly ruining the employee’s reputation and causing mental anguish. No amount has been recorded on our books in connection with this claim as we believe that no information suggestions that it is probable a liability has been incurred and the amount of loss as a result of this litigation cannot yet be reasonably estimated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We have provided application documents to the American Stock Exchange for the listing of our common stock on the American Stock Exchange. Currently, we are in discussions with the American Stock Exchange regarding the eligibility of our securities for listing. There is no guarantee that our application for listing on the American Stock Exchange will be approved.

If and when our common stock is listed or quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our company; and

•	General economic and other national conditions.

As of April 1, 2007, we had 19,119,400 shares of our common stock issued and outstanding, held by 49 registered shareholders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan

# of securities remaining
available for future
	# of securities to be issued		Weighted-average	issuance under equity
	upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by securities holders	100,000	(1)	$2.50	-
Total	100,000		$2.50	-

(1) Upon the closing of the Share Exchange on August 31, 2006, we issued five-year warrants to purchase 100,000 shares of our common stock at a per share exercise price of $2.50 for investor relations services.

Recent sales of unregistered securities

On August 31, 2006, pursuant to the terms of the Exchange Agreement entered into by and between the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the equity interest of Shenghuo China (“LIMI”), the Company issued 16,255,400 shares of common stock to the shareholder and its designees in exchange for 93.75% of the equity interest of Shenghuo China. Pursuant to the Exchange Agreement, as amended, we issued 15,213,000 shares of common stock to LIMI and 567,600 and 474,800 shares of common stock to Marvel International Limited and FirstAlliance Financial Group, Inc., respectively, as designees of the shareholder. The securities were offered and sold to the investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the LIMI, Marvel International Limited and FirstAlliance Financial Group, Inc. qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

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

On August 31, 2006, at the closing of the Share Exchange, the Company issued to an investment firm 200,000 shares of its common stock and five year warrants to purchase 100,000 shares of our common stock at a per share exercise price of $2.50 for investor relations services (the “IR Securities”). The securities were offered and sold to the investment firm in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The investment firm qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 90% and 80% of our sales for the year ended December 31, 2005 and the year ended December 31, 2006, respectively.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Approximately 15% of sales of Xuesaitong Soft Capsules are sold to hospitals directly while approximately 85% of sales are made to distributors. Our three largest customers are Yunnan Province Pharmaceutical, Ltd., Xinjiang Province New & Special National Pharmaceutical Co., Ltd. and Guangdong Donguan City Medicinal Company, all of which accounted for 11.87%, 11.27% and 8.93% of our sales for the year ended December 31, 2006 and 9.15%, 9.27% and 3.30% for the year ended December 31, 2005, respectively.

We hope to further expand sales beyond China into other countries where our products could be affordable treatment options. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources to that end with the aim that our cosmetics products will account for a larger percentage of our revenue in the future.

We believe that among the most important economic or industry-wide factors relevant to our growth in the short term are reform of the medical system in China and the adjustment of medicine prices, which will affect the sale of our main product, Xuesaitong Soft Capsules, in hospitals. In order to increase long-term growth, we have applied for the designation of Xuesaitong Soft Capsules as a medicine with “good quality and good price,” which, if granted, would help prevent future price reductions. This may offset revenue decreases in case of declining future sales. Currently, the Chinese government supports the medical system in urban and rural communities. We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medical sales over the next two or three years.

We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. If we fail to raise capital in overseas markets, we will encounter great difficulties as a result of the shortage of working capital which we will face when our new cosmetic and health products come onto the market. There is potential for growth in production and sales, due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because of the uncertainty of test results and clinical approvals related to new products. Over the last three years, the price of the main raw material we use - sanchi - has stabilized and is declining slightly. We will benefit from this trend if it continues.

Company History

We were incorporated in the State of Delaware on May 24, 2005. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business operations from inception to August 31, 2006, to closing of the Share Exchange, was to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. On June 30, 2006, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation and shareholder holding 93.75% of the equity interest of Shenghuo China (“LIMI”). On August 11, and 28, 2006, the parties entered into Amendment No. 1 and 2 to the Exchange Agreement, respectively. Pursuant to the Exchange Agreement, as amended, we agreed to issue an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China (the “Share Exchange”). The Share Exchange closed on August 31, 2006. Upon the closing of the Share Exchange, we (i) became the 93.75% parent of Shenghuo China, (ii) assumed the operations of Shenghuo China and its subsidiaries and (iii) changed our name from SRKP 8, Inc. to China Shenghuo Pharmaceutical Holdings, Inc.

Shenghuo China was formed in 1995 as a limited company under the laws of the People’s Republic of China (“PRC”) with an initial capitalization of approximately $602,000, with Kunming Nanguo Biology Source Development Institute (“Nanguo”) owning approximately 55% of its outstanding equity interests and Guangdong Maoming Huazhou Company (“Guangdong”) owning approximately 45% of its equity interests. In November 1999, Guangdong transferred all of its equity interests to Nanguo, which, as a result, became Shenghuo China’s 100% parent. Also in November 1999, Nanguo entered into an agreement with the Pharmaceutical Institute of Kunming Medical College (the “College”) to purchase the rights to the technology for the preparation of Sanchi, including the technology of extracting and separating the Sanchi from Panax notoginseng, analysis data, the conditions and methods of synthesize, manufacture and the quality-control. Terms of the agreement required an initial payment of approximately $217,000 and a final payment of approximately $3.9 million upon receiving governmental approval and protection for the developed techniques. In March 2000, Nanguo made an additional net investment of approximately $1.3 million and a new investor, Yunnan Yunwei (Group) Co., LTD (“Yunwei”) made a capital investment of approximately $3.7 million into Shenghuo China, and in May 2002, a new investor, SDIC Venture Capital Investment, Co., Ltd. (“SDIC”), made an investment of approximately $483,000. In August 2004, Nanguo sold the rights to the technology to Shenghuo China for approximately $3.5 million, and in January 2005, Nanguo purchased all of the equity interests held by Yunwei for approximately the same amount, resulting in Nanguo becoming Shenghuo China’s 93.75% parent, and SDIC’s percentage holding in Shenghuo China became 6.25% of Shenghuo China’s outstanding equity interests. In 2006, Nanguo transferred its 93.75% interest to Lan’s Int’l Medicine Investment Co., Ltd., a company formed under the laws of Hong Kong (“LIMI”), and Shenghuo China was restructured into Chinese Foreign Equity Joint Venture under the laws of the PRC. On August 31, 2006, pursuant to the terms of the Share Exchange Agreement, we issued an aggregate of 16,255,400 shares of our common stock to LIMI and its designees in exchange for 93.75% of the equity interest of Shenghuo China.

Recent Events

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

The Private Placement

On August 31, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $1,800,000 in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 2,000,000 shares of common stock at $0.90 per share. We agreed to file a registration statement covering the common stock sold in the private placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. We filed the registration statement within that timeframe. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up on a monthly basis pro rata over a nine month period. After commissions and expenses, we received net proceeds of approximately $1.3 million in the Private Placement. WestPark acted as placement agent in connection with the Private Placement. For its services as placement agent, WestPark was paid a commission equal to 9.0% of the gross proceeds from the financing, in addition to a 2% non-accountable expense fee, for an aggregate amount fee of $198,000. Some of the controlling shareholders and control persons of WestPark were also, prior to the completion of the Share Exchange, controlling shareholders and control persons of our company, including Richard Rappaport, who is the Chief Executive Officer of WestPark and was the President and a significant shareholder of our company prior to the Share Exchange, and Anthony C. Pintsopoulos, who is the Chief Financial Officer of Westpark and was a controlling stockholder and an officer and director of our company prior to the Share Exchange. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with our company upon the closing of the Share Exchange.

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

Basis of Presentation and Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. In connection with opening Bankers' Acceptance Bill, we have restricted cash in the amount of $474,576. We did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable and employee advances are carried at original invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2006 for trade accounts receivable and employee advances was $794,468 and $1,429,426, respectively, and at December 31, 2005, was $959,668 and $658,401, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share represent the effect of potentially issuable shares of common stock. We have warrants outstanding that, when exercised, are issuable into 100,000 shares of common stock and that could affect diluted earnings (loss) per share. Since our shares are not currently traded the shares underlying the warrants have been valued at $0.90 per share, which is less than the exercise price, and as a result, there are no potentially dilutive securities outstanding at December 31, 2006.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Results of Operations

The following table set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006		2005
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(dollar amounts in thousands, except for share and earnings per share data)
Sale of Products	$19,960	100%	$11,066	100%
Cost of Products Sold	6,400	32.07%	4,218	38.12%

Gross Profit	13,560	67.93%	6,848	61.88%

Operating Expenses:
Selling expenses	5,256	26.33%	3,158	28.54%
General and administrative	3,903	19.55%	869	7.85%
Research and development expense	28	0.14%	132	1.19%
Total Operating Expenses	9,187	46.03%	4,159	37.58%

Income from Operations	4,373	21.91%	2,689	24.30%

Other Income (Expenses):
Interest income	7	0.04%	13	0.12%
Non-operating Income	105	0.53%	27	0.24%
Interest expense	(757)	-3.79%	(522)	-4.72%
Non-operating expenses	(7)	-0.04%	(21)	-0.19%
Net Other Expenses	(652)	-3.26%	(503)	-4.55%

Income Before Income Taxes	3,721	18.64%	2,186	19.75%
Provision for income taxes	(406)	-2.03%	(445)	-4.03%
Minority interest in income of subsidiaries	(314)	-1.57%	(52)	-0.47%

Net Income	$3,001	15.04%	$1,689	15.26%

Net Income	$3,001	15.04%	$1,689	15.26%
Foreign currency translation adjustment	177	0.88%	47	0.42%
Comprehensive Income	$3,178	15.92%	$1,736	15.68%

Basic and Diluted Earnings per Common Share	$0.17		$0.10

Weighted-average Common Shares Outstanding	17,198,308		16,227,200

For the Fiscal Years Ended December 31, 2006 and 2005

Revenue - Sales of products for the fiscal year ended December 31, 2006 was approximately $20.0 million, an increase of approximately $8.9 million, or 80.4%, from $11.1 million for the comparable period ended December 31, 2005. The increase was primarily due to increased sales of our primary product, Xuesaitong Soft Capsules, which was added to China’s National Medical Insurance List in year 2005.

Cost of Revenue - Our costs of goods sold for the fiscal year ended December 31, 2006 was approximately $6.4 million, an increase of approximately $2.2 million, or 51.7%, from $4.2 million for the fiscal year ended December 31, 2005. The increase was primarily as a result of an increase in our sales revenue. As a percentage of revenue, the cost of goods sold decreased to 32.07% from the period ended December 31, 2006 from 38.12% in the corresponding period of year 2005. The slight decrease in cost of sales was due to the downturn in the price of some raw materials for our major products related to medicine reform of China.

Gross Profit - Our gross profit for the fiscal year ended December 31, 2006 was $13.6 million as compared with 6.8 million for the period ended December 31, 2005. Gross Profit as a percentage of revenues was 67.93% for the period ended December 31, 2006, a slight increase of 6.05 % from 61.88% during the corresponding period in year 2005. The slight increase in gross margin was due to lower raw materials prices resulting from higher purchase volumes required to support increased product sales. Margins may decrease on a going forward basis due to the highly competitive medical industry in China, which continuously experiences new product introductions. In order to increase the sales of our products and expand our market, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin.

Selling Expense - Selling expenses were approximately $5.3 million for the twelve months ended December 31, 2006, an increase of $2.1 million, or 66.4%, from $3.2 million for the twelve months ended December 31, 2005. Our increase in product sales for the twelve months ended December 31, 2006 as compared to the same period in 2005 caused an increase in freight expenses, traveling expenses, sales commissions, and marketing expenses.

General and Administrative Expense - General and administrative expenses were $3.9 million for the twelve months ended December 31, 2006, an increase of $3.0 million, or 349.1%, from $0.87 million for the twelve months ended December 31, 2005. The increase primarily resulted from legal and professional expenses associated with our share exchange that was completed in August 2006 and the attendant expenses associated with being a public company, in addition to our recent focus on business expansion and increased costs related to overhead, vehicle fees, consulting fees and the depreciation of fixed assets.

Research and Development Expense - There were no significant R&D expenses for the fiscal period ended December 31, 2006 as compared to 0.13 million for the period ended December 31, 2005. The change was primarily due to the staggered fulfillment of R&D in the year 2006. Our company has planned to enhance the development of new product in next three years for a sustainable growth.

Net Other Expense - Net other expense, which includes interest income, non-operating income, interest expense and non-operating expenses, were an expense of $652,000 in the twelve months ended December 31, 2006 as compared to an expense of $503,000 in the twelve months ended December 31, 2005. The increase in the expense was primarily due to an increase in interest expense on outstanding loans during the twelve months ended December 31, 2006, partially offset by increased non-operating income during the same period in respect to government subsidies.

Provision for Income Taxes - Provision for income taxes was $0.40 million for the twelve months ended December 31, 2006 compared with a provision for income tax of $0.45 million for the twelve months ended December 31, 2005. As a percentage of revenue, income before income taxes and minority interest decreased slightly to 18.6% for the period as of December 31, 2006 from 19.8% for the period as of December 31, 2005. Generally, we are subject to corporate income tax in the PRC at a rate of 30% and a local income tax rate of 3%. Since we are located in the Economic and Technological Development Zone in the PRC, we are currently subject to a corporate income tax rate of 15%. In addition, one of our subsidiaries, Shenghuo Medicine Co., LTD, will benefit from income tax exemption for 2005 and 2006. The effective tax rate for the year ended December 31, 2006 was approximately 11% compared with an effective tax rate of 20% for the year ended December 31, 2005. The difference in the effective tax rates is due to the different tax rates and exemptions that apply to each of our subsidiaries and the variation in income between these subsidiaries. We expect our effective tax rates to increase in future periods as a result of new tax laws passed in China.

Net income increased to $3.0 million for the year ended December 31, 2006 from a net income of $1.7 million for the year ended December 31, 2005. In the twelve months ended December 31, 2006 and the twelve months ended December 31, 2005, considering a foreign currency translation adjustment, respectively, of $177,000 and $47,000, which resulted in respective comprehensive income of $3.2 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

General - At December 31, 2006, we had cash and cash equivalents of $3,691,438, compared to that of $1,104,043 as of December 31, 2005.

We have historically financed our business operations through bank loans, mostly prior to August 2006.We have borrowed from banks and other institutions and have approximately $12.8 million in short-term notes payable as of December 31, 2006 against that of $9.4 million during the period ended December 31, 2005. The single payment notes have been with interest rates ranging from 5.76% to 6.34% per annum. In addition to the payment of $1.2 million of the short-term debt due on September 29, 2006, the loan of $2.5 million from the Shuanglong Branch of Kunming Agriculture Bank borrowed on August 29, 2006 has been paid off as of December 31, 2006. We have also borrowed funds from related parties, including officers. As of December 31, 2006, we had payables of approximately $393,213 to related parties. These amounts are due on demand and do not accrue interest. In order to meet the cash flow requirements of our short-term debt, we intend to borrow from banks when the debts are due by rolling forward each specific note with similar notes payable for each respective note, leaving no cash shortage, but we will have to pay interest on the borrowed funds. Any cash flow shortage due to interest on notes payable the Company expects to be able to satisfy with collections on accounts receivable or additional capital contributions. Our long term debt is comprised of single payment notes with interest rates ranging from 5.76% to 6.34% per annum.

On August 31, 2006, concurrently with the close of the Share Exchange, we received gross proceeds of $1.8 million (less costs of approximately $535,304) in a private placement transaction (the “Private Placement”).

The following table provides detailed information about net cash flow for years ended December 31, 2005 and 2006.

	Cash Flow
	Years ended December 31,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$1,500	$—

Net cash provided by (used in) investing activities	$(314)	$(1,899)

Net cash provided by (used in) financing activities	$1,170	$2,282

Cash and Cash Equivalents at End of Period	$3,691	$1,104

Operating Activities - Net cash provided by operating activities for the twelve months ended December 31, 2006 was $1.5 million, as compared to net cash of $102 provided for the same period in 2005. The change is primarily the result of increases in cash flows related to deposits and accrued expenses in addition to the increase in inventory the year ended December 31, 2006, partially offset by the decreases related to net account receivables and account payables.

Investing Activities - Net cash used in investing activities was $0.3 million for the fiscal year ended December 31, 2006 compared to net cash used of $1.9 million for the year ended December 31, 2005. The change was primarily a result of an increase in use of funds related to receivable from related parties, acquisition of land use and capital expenditures during 2005.

Financing Activities - Net cash provided by financing activities was $1.2 million for the year ended December 31, 2006 compared to $2.3 million for the same period in 2005. The decrease is cash provided was primarily a result of changes in cash flows related to a decrease in proceeds from short-term loans, though there was an increase in payment on short-term loans in addition to the net increase resulting from issuance of stock for cash during the fiscal period as of December 31, 2006.

At December 31, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

As of December 31, 2006, our accounts receivable (less allowance for doubtful accounts of $0.79 million) were $9.9 million, an increase of $7.6 million, or 323.3%, over accounts receivable of $2.3 million as of December 31, 2005. The increase in accounts receivable reflected the increase in sales. Because the collection period typically runs from three months to one year, the increase in accounts receivable reflects not only the increase in sales but also the long collection period. Since our company normally requires one to two months to receive products we order, we have in the past been increasing our inventories in order to enable us to meet anticipated increases in sales. One reason we anticipate an increase in future sales is that for 2007, we have adjusted our sales strategy mainly in the areas of expanding our sales scope for OTC (over-the-counter) products and strengthening our supervision of salespeople. To this end, we intend to establish an internal OTC Department and will carry out uniform management of our OTC market around China, rather than having each one of our provincial offices control their own OTC market, as we had done before. As a result, we believe that we will experience an increase in sale as related to anticipated growth in sales in the OTC market. There is no guarantee that we will experience such growth. In addition, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. A significant portion of our current assets are now contained in accounts receivable as we have paid our suppliers more rapidly than we have received payments from our customers.

Our customers generally are given 60-day or six-month payment terms. Customers who have a good relationship with us are granted terms of six months. As we now have more customers that have established a good relationship with us, more of our sales are being made under six-month payment terms. For this reason and also because sales have increased, the balance of our accounts receivable has increased over prior periods. We have not granted payment terms of longer than six months to any customers. However, we do not vigorously collect or pursue legal action for some customers until after one year from the date of sale. In addition, we require our customers to pay a certain percentage of the sales price as deposit before we ship products to the customers. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales.

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of December 31, 2006, our advance payments to our suppliers totaled approximately $46,620. We believe that our available funds and cash generated from operations will provide us with sufficient capital for at least following 12 months; however, we may require additional capital for the acquisition or for the operation of the combined companies. As of the date of this annual report, we have no material commitments for capital expenditures. We cannot assure that such funding will be available.

Seasonality

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival. Sales in the fourth quarter are usually higher.

Off-Balance Sheet Arrangements

None.

Legal Proceedings

In 2003, we were sued by a former employee for allegedly violating his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. We accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment to the employee on April 27, 2004. In 2006, the plaintiff asked the court to force us to pay a penalty in the amount of $100,000 for not paying the judgment in a timely manner. During the court’s review of the request for the penalty, the court froze a bank account of ours that held $105,284. The court has rejected the employee’s claim and the bank account has been unfrozen. The employee has now asserted claims against us for allegedly ruining the employee’s reputation and causing mental anguish. No amount has been recorded on our books in connection with this claim as we believe that no information suggests that it is probable a liability has been incurred and the amount of loss as a result of this litigation cannot yet be reasonably estimated.

Change in Accountants

As previously reported on our Current Report on Form 8-K, dated September 1, 2006, effective as of August 31, 2006 and following the change in control of our company on the closing of the Share Exchange, the board of directors accepted the resignation of AJ. Robbins, PC (“AJ. Robbins”) as our independent registered public accounting firm and approved the engagement of Hansen, Barnett & Maxwell, PC as our independent registered public accounting firm as of August 31, 2006. Hansen, Barnett & Maxwell, PC served as Shenghuo China’s independent registered certified public accountants for the fiscal year ended December 31, 2005.

Recently Enacted Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

In February, 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operation or financial position.

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

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily fixed interest rates.

ITEM 7.	FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO concluded that our disclosure controls and procedure as of December 31, 2006 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

We are in the process of improving our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. Management may also seek additional qualified in house or third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we take will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-KSB.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position
Gui Hua Lan	64	Chief Executive Officer and Chairman of the Board
Feng Lan	34	President and Director
Lei Lan	32	Executive Director of Sales and Director
Qiong Hua Gao	40	Chief Financial Officer
Peng Chen	32	Chief Technological Officer
Zheng Yi Wang	61	Executive Director of Exports, Corporate Secretary and Director

Gui Hua Lan has been Chief Executive Officer and Chairman of the Board since 1995. Mr. Lan was born in Yulin, Guangxi Province and has a Bachelor’s degree in engineering. He also studied at the Chongqing School of Banking and the University of Yunnan from 1959 to 1966. After graduation, Mr. Lan worked in the fields of finance, media, and government in China. In 1980, Mr. Lan established his own enterprise devoted to research on traditional Chinese medicine. From 1995 to 1999, Mr. Lan served as President of the company. Over the last 25 years, he has overseen the successful commercial development of a large number of traditional Chinese medicine-based drugs and nutritional supplements. He owns over 20 national and international patents and has written and published numerous articles and reports on economics, many of which have been recognized by the World Organization for Traditional Chinese Medicine, Chinese economics and management institutions, and the Chinese Academy of Social Sciences. Mr. Lan also serves as President and Chairman of Kunming Nanguo Biologicial Resources Development Corp., Ltd., a pharmaceutical research company in China, and President and Chairman of Lan’s Int’l Medicine Investment Co., Limited, the controlling shareholder of our company. Mr. Lan also holds a number of prominent political posts including,: Political commissar of Yunnan Province, committee of special economy association, committee of business association in Yunnan province, Standing Director of Chinese Entrepreneurs, Vice-chairman of the Yunnan Institution of Chinese International Trade Academics Association, Vice-chairman of Yunnan Technique Enterprises Association, president of the chamber of commerce for pharmaceuticals and health foods.

Feng Lan has been President and Director since March 2002. Mr. Lan has a Bachelor’s degree in engineering. Mr. Lan graduated from Yunnan traditional Chinese Medicine College in 1996, where he majored in pharmacology. He also completed graduate studies in pharmacology at the Kunming Medicine College in 2002. Mr. Lan is a senior engineer and an academic leader in Kunming. He joined Kunming in 1996, and was Secretary of the Technical Department from September 1996 to December 1999 and General Engineer from March 2000 to March 2005. In October 2004, he was elected as the new General Manager of the group and also the General Manager of the pharmaceutical company. During his tenure, he has achieved successes such as developing Xuesaitong Soft Capsule and improved production techniques and quality control systems. Mr. Lan also serves as a Director of Lan’s Int’l Medicine Investment Co., Limited, the controlling shareholder of our company. In 1999, he received an engineering certificate. He was awarded third prize of Science and Technology Progress in Yunnan province. In 2002, he was awarded the title of Technician Making Outstanding Contributions to Kunming city.

Lei Lan has been Executive Director of Sales since October 2004 and a Director since November 2004. Mr. Lan joined us in 1995 and served as a vice manager of sales from July 1997 to June 1999. He also served as manager of the Yunnan Department from July 1997 to June 1999, where he managed sales within the province. Controller, Marketing Manager, and he also served as Vice General Manager of Sales from June 1999 to January 2002 and he served as Marketing Manager and Controller from June 1999 to January 2002. Mr. Lan graduated from Yunnan Ethnic Academy in July 2005 with a major in economics and management.

Qiong Hua Gao has been Chief Financial Officer since January 2005. Ms. Gao has been with us since 2000. From December 2001 to January 2005, Ms. Gao served as the minister of the finance department. From July 2001 to December 2001, she served as a district accountant for sales, and from July 2000 to July 2001, she served as an accountant in our Yunnan Market Department. From October 1991 to April 2000, Ms. Gao was principal accountant of Kunming Panlong Commercial Building. Ms. Gao graduated from Yunnan finance and trade institute, with an accounting degree. She joined the group in 1997, and has been in positions such as section chief of financial department, financial secretary of sales, and financial secretary of pharmaceuticals.

Peng Chen has been Chief Technological Officer since January 2005. Ms. Chen joined us in 1996 and served as manager of the technology department from October 2001 to December 2004. Ms. Chen has also served as manager of quality control. Ms. Chen graduated from Yunnan traditional Chinese Medicine College in 1996 with a major in pharmacology and completed her graduate study at the Kunming Medicine College in 2002. Ms. Chen is also vice chief physician and has been in positions like section chief of quality control department, vice secretary and secretary of the techniques department.

Zheng Yi Wang has served as Executive Director of Exports since November 2005 and he served as Corporate Secretary and a Director since August 2004. From June 1999 to July 2004, Mr. Wang served as our vice manager of the pharmaceuticals department, where he oversaw the manufacturing operations. Mr. Wang also served as director of the enterprise management department from August 2004 to April 2006 and has served as director of the administration center from May 2006, where he assists in management and executive affairs. Since August 2004, Mr. Wang has been a dispatching director of National Investment Entrepreneur Limited, a bio-resource company. Mr. Wang also serves as a director of Kunming Nanguo Biologicial Resources Development Corp., Ltd., a pharmaceutical research company, and a director of Lan’s Int’l Medicine Investment Co., Limited, the controlling shareholder of our company. Mr. Wang graduated from the Kunming Medicine College in July 1968 with a major in medical treatment.

Family Relationships

Gui Hua Lan is the father of Lei Lan and Feng Lan, who are brothers. Feng Lan is the spouse of Peng Chen.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to create board committees, including an independent audit committee, in the near future. If we are successful in listing our common stock on the American Stock Exchange (AMEX), we would be required, prior to listing, to maintain a board of directors comprised of at least 50% independent directors and to have an independent audit committee formed, in compliance with the requirements for listing on AMEX and in compliance with Rule 10A-3 of the Securities Exchange Act of 1934. Although none of our directors is currently an “independent director” as that term is defined in the AMEX Company Guide, we intend to comply with the applicable AMEX independence listing requirements in the near future, prior to listing on AMEX.

Section 16(a) Beneficial Ownership Reporting Compliance.

Our securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Our current officers, directors and beneficial holders of 10% or more of our equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4, and 5 and any amendments thereto furnished to us during our most recent fiscal year, none of our officers or directors has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except for the Form 3 for Peng Chen that was not filed timely.

Code of Ethics.

Subsequent to the Share Exchange in August 2006, we have not yet adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a code in the near future.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes all compensation that we have recorded in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006 (collectively, the “Named Executive Officers”).

		Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Total($)

Gui Hua Lan	2006	$7,656	$1,531	$9,187
Chief Executive Officer and	2005	$6,758	$2,785	$9,543
Chairman of the Board

Richard Rappaport(1)	2006	—	—	—
Former President and Director	2005	—	—	—

(1) Mr. Rappaport resigned from all positions with the Company upon the close of the Share Exchange on August 31, 2006.

Grants of Plan-Based Awards in 2006

There were no option grants in 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

There were no option exercises or options outstanding in 2006.

Option Exercises and Stock Vested in Fiscal 2006

There were no option exercises or stock vested in 2006.

Employment Agreements

Each of Gui Hua Lan, Feng Lan, Qiong Hua Gao, Lei Lan, Peng Chen and Zheng Y. Wang are parties to five year employment agreements with us expiring in December 2009 further to which each employee is paid an annual salary of $7,753, $6,340, $5,024, $4,733, $5,165, and $5,516, respectively. None of the agreements provide for severance upon termination.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All Directors (total of 4 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2006, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 19,119,400 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Shenghuo Pharmaceutical Holdings, Inc., No. 2, Jing You Road, Kunming National Economy & Technology Developing District, Peoples Republic of China 650217.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned

Directors and Executive Officers
Gui Hua Lan	Chief Executive Officer and Chairman of the Board	15,213,000	(1)	79.6%

Feng Lan	President and Director	15,213,000	(1)	79.6

Qiong Hua Gao	Chief Financial Officer	—	(2)	—

Lei Lan	Executive Director of Sales and Director	—	(2)	—

Peng Chen	Chief Technological Officer	15,213,000(3)		79.6

Zheng Yi Wang	Executive Director of Exports, Corporate Secretary and Director	15,213,000	(1)	79.6

Officers and Directors as a Group (total of 6 persons)		15,213,000	(1)	79.6

5% or more Stockholders
Lan’s Int’l Medicine Investment Co., Limited		15,213,000	(1)	79.6

(1)
Represents shares of common stock in the Company held by Lan’s Int’l Medicine Investment Co., Limited, a Hong Kong corporation (“LIMI”), of which Gui Hua Lan, Feng Lan and Zheng Yi Wang are directors and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang own 62.2%, 5.0% and 1.3%, respectively, of LIMI’s issued and outstanding shares. Each of the foregoing persons disclaims beneficial ownership of the shares held by LIMI except to the extent of his pecuniary interest.

(2)
Excludes shares of common stock of the Company held by LIMI. Lei Lan and Qiong Hua Gao owns 9.2% and 1.3%, respectively, of LIMI’s issued and outstanding shares; however, Mr. Lan and Ms. Gao do not have voting and investment control over the shares of the Company’s common stock held by LIMI.

(3)
Represents shares of common stock in the Company held by LIMI. Mrs. Chen is the spouse of Feng Lan, who is a director of LIMI. Mrs. Chen may therefore be deemed to be the beneficial owner of the shares held by LIMI. Mrs. Chen disclaims beneficial ownership of the shares held by LIMI except to the extent of her pecuniary interest.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Kunming Shenghuo Pharmaceutical (Group) Co., Ltd.

Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. is a 93.75%-owned subsidiary of our company, which has interlocking executive and director positions with Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”).

August 2006 Share Exchange

In August 2006, we completed the Share Exchange with Shenghuo China. Shenghuo China’s 93.75% shareholder, Lan’s Int’l Medicine Investment Co., Limited (“LIMI”), exchanged 93.75% of the equity interest of Shenghuo China for the issuance of an aggregate of 16,255,400 shares of our common stock to LIMI and its designees. As of the close of the Share Exchange, LIMI owned 80.5% of our issued and outstanding stock. Gui Hua Lan, Feng Lan and Zheng Yi Wang are directors of LIMI, are officers and directors of Shenghuo China, and were also appointed as executive officers and directors of our company upon closing of the Share Exchange. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.2%, 5.0% and 1.3%, respectively, of LIMI’s issued and outstanding shares. Each of the foregoing persons disclaims beneficial ownership of the shares held by LIMI except to the extent of his pecuniary interest. Moreover, Lei Lan, the Company’s Executive Director of Sales and a Director, and Qiong Hua Gao, our Chief Financial Officer, owns 9.2% and 1.3%, respectively, of LIMI’s issued and outstanding shares. Gui Hua Lan was appointed as our Chief Executive Officer and Chairman of the Board, Feng Lan was appointed as our President and Director, and Zheng Yi Wang was appointed as our Executive Director of Exports, Corporate Secretary and Director.

WestPark Capital, Inc. and SRKP 8, Inc.

Westpark Capital, Inc. acted as the placement agent for the Private Placement, the $1,800,000 equity financing conducted by us on the close of the Share Exchange. For its services as placement agent, WestPark was paid a commission equal to 9.0% of the gross proceeds from the financing, in addition to a 2% non-accountable expense fee, for an aggregate amount fee of $198,000. Richard Rappaport, our President and one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in Westpark, an NASD member. Anthony C. Pintsopoulos, one of our controlling stockholders and an officer and director prior to the Share Exchange, is the Chief Financial Officer of Westpark. Debbie Schwartzberg, one of our controlling stockholders prior to the Share Exchange, is a noteholder of the parent company of Westpark; her note entitles her to a 1.5% interest in the net profits of the parent company of Westpark. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with us upon the closing of the Share Exchange. In addition, on May 26, 2005, the Company issued 2,700,000 shares of common stock to five accredited investors for aggregate cash consideration of $25,000. These five investors included Richard Rapparport, Anthony Pintsopolous, and Debbie Schwartzberg. It should be noted that any shares held by promoters of the Company may not be sold by such promoters, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after the Share Exchange, regardless of technical compliance with the rule.

Sale of Technology from Nanguo to Shenghuo China

Our subsidiary, Shenghuo China, was formed in 1995 as a limited company under the laws of the People’s Republic of China (“PRC”), with Kunming Nanguo Biology Source Development Institute (“Nanguo”) owning approximately 55% of our outstanding equity interests and Guangdong Maoming Huazhou Company (“Guangdong”) owning approximately 45% of our equity interests. In November 1999, Guangdong transferred all of its equity interests to Nanguo, which, as a result, became our 100% parent. Also in November 1999, Nanguo entered into an agreement with the Pharmaceutical Institute of Kunming Medical College (the “College”) to purchase the rights to the technology for the preparation of Sanchi, including the technology of extracting and separating the Sanchi from Panax notoginseng, analysis data, the conditions and methods of synthesize, manufacture and the quality-control. Terms of the agreement required an initial payment of approximately $217,000 and a final payment of approximately $3.9 million upon receiving governmental approval and protection for the developed techniques. In March 2000, Nanguo made an additional net investment of approximately $1.3 million and a new investor, Yunnan Yunwei (Group) Co., LTD (“Yunwei”), made a capital investment of approximately $3.7 million into our company, and in May 2002, a new investor, SDIC Venture Capital Investment, Co., Ltd. (“SDIC”), made an investment of approximately $483,000. In August 2004, Nanguo sold the rights to the technology to our company for approximately $3.5 million, and in January 2005, Nanguo purchased all of the equity interests held by Yunwei for approximately the same amount, resulting in Nanguo becoming our 93.75% parent, and SDIC’s percentage holding in our company became 6.25% of our outstanding equity interests. In 2006, Nanguo transferred its 93.75% interest to Lan’s Int’l Medicine Investment Co., Ltd., a company formed under the laws of Hong Kong (“LIMI”), and we were restructured into Chinese Foreign Equity Joint Venture under the laws of the PRC. LIMI transferred its 93.75% interest in Shenghuo China to us pursuant to the Share Exchange Transaction, which was completed on August 31, 2006.

Loans to and from Insiders

In the past, we have made loans to our officers. As of December 31, 2006 and 2005 the Company had receivables due from officers in the amount of $nil and $60,462, respectively. All amounts due were paid prior to completion of the transactions contemplated by the Share Exchange Agreement. As of December 31, 2006 and 2005, we had loan receivables due from our parent company in the amount of $nil and $118,000, respectively. There was no interest rate or terms for repayment associated with any of these loans. Also at December 31, 2006, we had payables due to officers in the amount of $288,463 and due to our former parent company in the amount of $104,750. At December 31, 2006 the amounts payable to officers and to the parent company were $288,463 and $nil, respectively. These amounts were due on demand and do not accrue interest.

Purchase of Interests in Subsidiaries

On August 30, 2006, one of our officers agreed to transfer to us a majority of the officer’s equity interest in our subsidiary Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and another officer agreed to transfer to us a majority of the officer’s equity interest in our subsidiary Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), leaving each of them with a 1% interest in the subsidiaries, respectively. We paid $24,980 for transfer of the interest of Import/Export and $249,800 for the interest of Medicine. Taking into account the transfers, we own 99% of the equity interests in Import/Export and Medicine.

Director Independence

See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act” for a discussion of board member independence.

ITEM 13.  EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Share Exchange Agreement, dated as of June 30, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2006).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement, dated as of August 11, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1(a) to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

2.1(b)
Amendment No. 2 to the Share Exchange Agreement, dated as of August 28, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.2
Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by reference).

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

10.8
Joint Establishment Agreement of Kunming Beisheng Science & Technology Development Co., Ltd. dated January 1, 2006 entered into by and between the Registrant and Beijing University Shijia Research Center (translated to English) (incorporated by referenced from Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

10.9
Joint Venture Agreement for Kunming Shenghuo Pharmaceutical Group Co., Ltd. dated May 22, 2006 entered into by and between Lan’s Int’l Medicine Investment Co., Limited and SDIC Venture Capital Investment, Co., Ltd. (translated to English) (incorporated by referenced from Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

10.10
Form of Lock Up Agreement for Investors in the August 2006 Private Placement (incorporated by referenced from Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

16.1
Letter from AJ. Robbins, PC to the Securities and Exchange Commission dated September 1, 2006 (incorporated by reference from Exhibit 16.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2006 and 2005, we retained Hansen, Barnett & Maxwell, PC to provide services as follows:

	Fees for the Year Ended December 31
Services	2006	2005
Audit fees(1)	$182,700	$150,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total audit and non-audit fees	$182,700	$150,500

(1)
These are fees for professional services performed by Hansen, Barnett & Maxwell, PC for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statement on Form SB-2 and amendments thereto.

Pre-Approval Policy

We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by Hansen, Barnett & Maxwell, PC and has concluded that such services are compatible with Hansen, Barnett & Maxwell, PC 's independence as our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Province of Yunnan, People’s Republic of China, on the date indicated.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.

Date: April 17, 2007	/s/ Gui Hua Lan
Gui Hua Lan, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 17, 2007	/s/ Gui Hua Lan
Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: April 17, 2007	/s/ Qiong Hua Gao
Qiong Hua Gao, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 17, 2007	/s/ Feng Lan
Feng Lan, President and Director

Date: April 17, 2007	/s/ Lei Lan
Lei Lan, Executive Director of Sales and Director

Date: April 17, 2007	/s/ Zheng Yi Wang
Zheng Yi Wang, Executive Director of Exports, Corporate Secretary and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Share Exchange Agreement, dated as of June 30, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2006).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement, dated as of August 11, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1(a) to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

2.1(b)
Amendment No. 2 to the Share Exchange Agreement, dated as of August 28, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.2
Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by reference).

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

10.8
Joint Establishment Agreement of Kunming Beisheng Science & Technology Development Co., Ltd. dated January 1, 2006 entered into by and between the Registrant and Beijing University Shijia Research Center (translated to English) (incorporated by referenced from Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

10.9
Joint Venture Agreement for Kunming Shenghuo Pharmaceutical Group Co., Ltd. dated May 22, 2006 entered into by and between Lan’s Int’l Medicine Investment Co., Limited and SDIC Venture Capital Investment, Co., Ltd. (translated to English) (incorporated by referenced from Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

10.10
Form of Lock Up Agreement for Investors in the August 2006 Private Placement (incorporated by referenced from Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-137689) filed with the Securities and Exchange Commission on December 20, 2006).

16.1
Letter from AJ. Robbins, PC to the Securities and Exchange Commission dated September 1, 2006 (incorporated by reference from Exhibit 16.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1*	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company Accounting Oversight Board

5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Shenghuo Pharmaceutical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Shenghuo Pharmaceutical Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shenghuo Pharmaceutical Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 14, 2007

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents	$3,691,438	$1,104,043
Restricted cash	474,576	384,395
Accounts receivable, less allowance for doubtful accounts of $794,468
and $959,668 at December 31, 2006 and 2005, respectively	9,907,184	2,340,346
Employee advances, less allowance for doubtful accounts of $1,429,426
and $658,401 at December 31, 2006 and 2005, respectively	3,130,045	1,976,868
Advances to suppliers	46,620	84,434
Inventory, net of reserve for obsolescence of $111,128 and $0
at December 31, 2006 and 2005, respectively	2,581,519	4,305,377
Receivable from related parties	76,751	178,133
Other current assets	17,454	56,062
Total Current Assets	19,925,587	10,429,658
Property, plant and equipment, net of accumulated depreciation of
$3,333,305 and $2,606,685 at December 31, 2006 and 2005, respectively	7,554,747	8,161,847
Intangible assets, net of accumulated amortization of $22,569
and $0 at December 31, 2006 and 2005, respectively	624,426	638,693
Deferred income taxes	655,223	368,247
TOTAL ASSETS	$28,759,983	$19,598,445
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$764,636	$946,216
Accrued Expenses	1,966,822	930,057
Deposits	1,573,426	946,319
Payable to related parties	393,213	585,394
Short-term notes payable	12,758,426	9,426,457
Advances from customers	342,531	246,382
Taxes and related payables	3,057,471	1,065,030
Unearned revenue	-	201,516
Current portion of long-term debt	-	272,295
Total Current Liabilities	20,856,525	14,619,666
Long-Term Debt	-	2,477,278
Total Liabilities	20,856,525	17,096,944
Minority Interest	385,067	331,451
Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares
outstanding at December 31, 2006 and 2005, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,119,400
and 16,227,200 shares outstanding at December 31, 2006 and 2005, respectively	1,912	1,626
Additional paid-in capital	4,829,633	2,659,134
Statutory reserves	147,023	147,023
Retained earnings (deficit)	2,318,950	(682,546)
Other comprehensive income, foreign currency translation	220,873	44,813
Total Stockholders' Equity	7,518,391	2,170,050
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,759,983	$19,598,445

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2006	2005

Sale of Products	$19,959,971	$11,066,783
Cost of Products Sold	6,400,234	4,218,341
Gross Profit	13,559,737	6,848,442

Operating Expenses:
Selling expense	5,255,907	3,158,503
General and administrative expense	3,903,287	868,582
Research and development expense	28,001	132,282
Total Operating Expenses	9,187,195	4,159,367

Income from Operations	4,372,542	2,689,075

Other Income (Expense):
Interest income	7,791	13,436
Non-operating income	105,053	26,654
Interest expense	(757,432)	(522,530)
Non-operating expenses	(6,932)	(20,843)
Net Other Expense	(651,520)	(503,283)

Income Before Income Taxes	3,721,022	2,185,792
Provision for income taxes	(406,082)	(445,467)
Minority interest in income of subsidiaries	(313,444)	(51,626)
Net Income	$3,001,496	$1,688,699

Net Income	$3,001,496	$1,688,699
Foreign currency translation adjustment	176,060	46,865
Comprehensive Income	$3,177,556	$1,735,564

Basic and Diluted Earnings Per Share	$0.17	$0.10

Weighted-Average Shares Outstanding	17,198,308	16,227,200

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

	Common Stock		Additional Paid-in	Statutory	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Reserves	(Deficit)	Income (Loss)	Equity

Balance, December 31, 2004	16,227,200	$1,626	$2,659,134	$82,857	$(2,307,079)	$(2,052)	$434,486
Net income for the year	-	-	-	64,166	1,624,533	-	1,688,699
Foreign currency translation adjustment	-	-	-	-	-	46,865	46,865

Balance, December 31, 2005	16,227,200	1,626	2,659,134	147,023	(682,546)	44,813	2,170,050
Conversion of common shares to minority interest	(1,014,200)	(101)	(223,211)	-	-	-	(223,312)
Issuance of common shares for services	1,242,400	121	1,118,040	-	-	-	1,118,161
Issuance of warrants for services	-	-	11,240	-	-	-	11,240
Issuance of common shares for cash, net
of offering costs	2,000,000	200	1,264,496	-	-	-	1,264,696
Issuance to shell company shareholders	664,000	66	(66)	-	-	-	-
Net income for year	-	-	-	-	3,001,496	-	3,001,496
Foreign currency translation adjustment	-	-	-	-	-	176,060	176,060
Balance, December 31, 2006	19,119,400	$1,912	$4,829,633	$147,023	$2,318,950	$220,873	$7,518,391

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$3,001,496	$1,688,699
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	660,632	585,307
Deferred income taxes	(269,261)	10,876
Minority interest in income of subsidiaries	313,444	51,626
Stock issued for services	1,118,161	-
Warrants issued for services	11,240	-
Change in current assets and liabilities:
Accounts receivable	(7,335,970)	(933,769)
Employee advances	(1,066,054)	670,892
Advances to suppliers	39,742	7,100
Inventory	1,826,375	(446,130)
Other current assets	39,610	(22,525)
Accounts payable	(208,173)	450,836
Deposits and accrued expenses	1,569,452	275,044
Advances from customers	86,270	(2,979,234)
Unearned revenue	(203,826)	86,909
Taxes and related payables	1,917,263	554,471
Net Cash Provided by Operating Activities	1,500,401	102
Cash Flows from Investing Activities:
Receivable from related parties	(37,795)	(129,216)
Restricted cash	(76,001)	(384,395)
Capital expenditures	(180,737)	(757,432)
Acquisition of land use rights	(20,295)	(627,797)
Net Cash Used in Investing Activities	(314,828)	(1,898,840)
Cash Flows from Financing Activities:
Payable to related parties	-	576,124
Purchase of minority interest	(274,780)	-
Payments on long-term loans	-	(2,096,720)
Proceeds from short-term loans	2,581,672	9,867,176
Payments on short-term loans	(2,401,605)	(6,064,640)
Issuance of common stock	1,264,696	-
Net Cash Provided by Financing Activities	1,169,983	2,281,940
Effect of exchange rate changes on cash	231,839	30,574
Net Increase in Cash and Cash Equivalents	2,587,395	413,776
Cash and Cash Equivalents at Beginning of Period	1,104,043	690,267
Cash and Cash Equivalents at End of Period	$3,691,438	$1,104,043

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2006	2005
Supplemental Information
Cash paid for interest	$757,432	$74,863

Noncash investing and financing activities
Reduction in carrying amount of assets related to
acquisition of minority interest	$440,158	$-
Conversion of common shares to minority interest	$223,312	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business - China Shenghuo Pharmaceutical Holdings, Inc. (the “Company” or “the Parent” or “the Group”) and its subsidiaries designs, develops, markets, exports and sells pharmaceutical, nutritional supplements and cosmetic products throughout the People’s Republic of China (PRC) and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and management evaluates each subsidiary as a separate entity.

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

In addition, the Company agreed to cancel 2,036,000 shares of its common stock; issue 1,242,400 shares of its common stock and warrants to purchase 100,000 shares of its common stock (the “Warrants”) for services rendered, and issue 2,000,000 shares for $1,800,000 cash (less costs of $535,304).

There was no written agreement for the services to be performed in connection with the 1,242,400 shares of common stock or the 100,000 warrants. The shares issued for services were valued at $0.90 per share. This value was taken from the value of the shares issued for cash on the same day. In accordance with FAS 123(R), as the fair value of the common shares could more reliably be measured than the fair value of the services, the fair value of the shares was used to measure the transaction. In accordance with EITF 96-18, the measurement date was determined to be the date of the Agreement as there was no contract that specifically outlined the commitment date or the performance date for the shares issued for services. Further, in accordance with the guidance given in EITF 00-18, the shares were expensed on the date of the agreement as all shares vested immediately.

The Warrants also vest immediately, have an exercise price of $2.50, and expire five years from the date of issue. The Warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, estimated life of 5 years, estimate market price of $0.90, volatility of 44.96% and a risk-free interest rate of 4.73%. This resulted in a fair value of $0.1124 per warrant for a total value of $11,240 for the 100,000 warrants.

As part of several agreements, the Company agreed to register the 1,242,400 shares of its common stock and the Warrants. The Company also agreed to register the 2,000,000 shares of common stock that were to be issued for cash and the 664,000 shares of common stock that were held by the Company’s shareholders immediately prior to the Agreement.

As part of these agreements, the Company agreed to a penalty provision with certain shareholders. If the Company fails to register the 2,000,000 shares that were issued for cash due to failure on the part of the Company, the Company will pay to those shareholders a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There is no maximum potential consideration to be transferred. The Company is required to file the registration statement no later than thirty days after the consummation of the agreement and shall use reasonable best efforts to cause such Registration Statement to become effective within one hundred and fifty (150) days after the consummation of the agreement, or one hundred eighty (180) days after the consummation of the agreement if the Registration Statement is subject to a full review by the SEC. The Company is also required to use its reasonable best efforts to maintain the Registration Statement effective for a period of twenty-four (24) months at the Company’s expense.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Similarly, if the Company fails to register 315,400 of the shares that were outstanding prior to the Agreement or the 1,042,400 shares issued for services rendered, due to failure on the part of the Company, additional shares of its common stock shall be issued to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. Correspondingly, there is no maximum potential consideration to be transferred in connection with the registration of these shares. Further, the Company shall file a registration statement no later than the tenth (10) day after the end of the six (6) month period that immediately follows the filing date of the initial registration statement (the “Required Filing Date”). The Company shall use reasonable best efforts to cause such registration statement to become effective within one hundred and twenty (120) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the SEC. In addition, the Company shall use its reasonable best efforts to maintain the registration statement effective for a period of twenty-four (24) months at the Company’s expense. There is no penalty associated with the other shares or the Warrants.

The Company considers any probability of payment of either of these penalties to be remote as both are on a best efforts basis and the Company intends to and has resources available to comply with all requirements listed above. Therefore, there are no liabilities accrued or gains or losses resulting from changes to this liability included in the financial statements.

Because the shares issued by the Company to Shenghuo’s shareholders in the aforementioned transaction represented a controlling interest, the transaction has been accounted for as a recapitalization or reverse merger with Shenghuo being considered the acquirer. The accompanying consolidated financial statements have been restated on a retroactive basis to present the capital structure of Shenghuo as though it were the reporting entity.

In October 1995, Shenghuo was formed under the laws of the Peoples Republic of China (“PRC”) and subsequently acquired an 80% interest in both Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), and a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). All of these entities were also formed in and operate within the PRC. Stockholder’s equity was represented by share capital and no shares were outstanding prior to August 31, 2006. Share capital of Shenghuo prior to the consummation of the agreement was $2,660,760. On August 30, 2006, the minority shareholders of Medicine agreed to transfer 19% of their 20% interest to Shenghuo for $249,800. Also on August 30, 2006, the minority shareholders of Import/Export agreed to transfer 19% of their 20% interest to Shenghuo for $24,980. Subsequent to these transfers, Shenghuo owns 99% of the equity interests in Medicine and Import/Export.

In September, 2006 Shenghuo formed Kunming Beisheng Tech Development Ltd. “Beisheng”, under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, import and export business on medicines, equipment and pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. There were no operations for Beisheng for the year ended December 31, 2006.

NOTE 2 - BUSINESS CONDITION

As of December 31, 2006 the Company had a working capital deficiency of $930,938. In addition, the Company has outstanding at December 31, 2006 an aggregate of $12,758,426 of short-term notes payable. The Company intends to borrow from banks when the debts are due, leaving no cash shortage, but the Company will have to pay interest on the borrowed funds in order to pay off the short-term loans. The current long-term debt is secured by a mortgage on the Company’s assets. Also, as of December 31, 2006 the Company has $3,057,471 of accrued taxes and related payables. The Company intends to meet cash flow requirements related to these taxes and interest on borrowed funds through collection of accounts receivable and additional capital contributions. Management believes cash flows will be sufficient for the Company’s operating needs over the next twelve months but there is no assurance that this will be the case.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

Principles of Consolidation - The accompanying consolidated financial statements present the operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Values of Financial Instruments — The carrying amounts reported in the consolidated balance sheets for accounts receivables, employee advances, advances to suppliers, accounts payable, accrued liabilities and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Customers that have outstanding balances for longer than three months have their credit curtailed. The Company believes that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold.

Employee Advances - Employee advances are presented net of an estimated allowance for doubtful advances. As time passes from when advances are made to employees for travel and related expenses, the Company will create an allowance for these older receivables as the likelihood of collection from each particular employee decreases as their respective advances age.

Inventory - Inventories are stated at weighted average cost. When market value of the inventory products is lower than the weighted average cost, inventory is reduced to its net realizable value. The Company holds inventory on consignment, which consists principally of pharmaceutical products.

Property and Equipment - Property and equipment are stated at cost. Maintenance and depreciation are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts. The Company reviews its property and equipment periodically for changes in circumstances that would indicate its recoverable carrying value is less than its net book value. If such circumstances occur, impairment is charged to such items.

Intangible Assets - Acquisition costs of land use rights are capitalized at their acquisition cost and amortized using the straight-line method over their estimated useful lives. For those intangible assets with legal protection over a specific period, their useful life is the protected period. Assets that do not have legal protection periods are amortized over their estimated useful life. Research and development costs are expensed during the period incurred.

Impairment of Long-Lived Asset - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2006, the Company does not consider any of its long-lived assets to be impaired.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits and Accrued Expenses - Accrued expenses consists of accrued commission expense, accrued payroll expense, and accrued welfare expense. Deposits consist of funds paid by selling representatives held by the Company until the selling representatives no longer provide services to the Company, at which time the deposit is returned to the selling representative.

Advances to Suppliers and Advances from Customers - The Company will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $46,620 and $84,434 as of December 31, 2006 and 2005, respectively. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $342,531 and $246,382 as of December 31, 2006 and 2005, respectively.

Revenue Recognition - The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

The Company recognizes revenue for its consignment sales only after the customer has checked the quality of the goods and the Company has received a written confirmation from the customer that they have accepted the goods.

Cost of Revenues - The cost of revenues are the direct expenses incurred in producing the pharmaceuticals and cosmetics, which include materials, wages, handling charges, and a portion of overhead expenses associated with the manufacture and delivery of products.

Shipping and Handling Costs - Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are included in cost of revenues.

Research and Development - The Company charges research and development costs to operations in the period incurred. The Company recognizes revenue from research and development activities in accordance with their revenue recognition policy as stated above. Because in many cases the Company cannot be assured that the terms of specific contracts can be fulfilled, the Company recognizes revenue only after all terms of a contract are complete.

Advertising - Advertising expense was $9,396 and $99,272 for the years ended December 31, 2006 and 2005, respectively.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of December 31, 2006 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share. The effect of these warrants is excluded from the computation of diluted net income per share because the exercise price of the warrants is greater than the fair value of the underlying shares on December 31, 2006. Since the Company’s shares are not currently listed or quoted for trading in any active market, these shares have been valued at $0.90 which is what the Company’s shares were sold at in the most recent offering completed in August 2006. As a result, there are no potentially dilutive securities outstanding as of December 31, 2006. There were no potentially issuable shares at December 31, 2005.

Retirement Benefit Plans - The Company makes monthly contributions to various employee retirement benefit plans organized by provincial governments in the PRC in accordance with rates prescribed by them. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreements - The Company accounts for registration payment arrangements under FSP 00-19-2 which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with FASB No. 5, Accounting for Contingencies (SFAS No. 5). The Company adopted FSP 00-19-2 upon its issuance and has accounted for registration payments discussed in these financial statements in accordance with this guidance. See Note 1.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Credit Risk - The carrying amounts of accounts receivable included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management’s estimations.

Recently Enacted Accounting Standards - In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 140). SFAS 156 amends SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

 SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R), which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

In February, 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operation or financial position.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORY

Inventory at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005

Raw materials	$843,163	$511,224
Work-in-process	546,156	1,180,014
Finished goods	620,676	1,574,508
Product on consignment	682,652	1,039,631

Gross Inventory	2,692,647	4,305,377

Less: Provision for obsolescence	(111,128)	-

Net Inventory	$2,581,519	$4,305,377

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005

Buildings and land use rights	$5,374,007	$5,367,153
Machinery	4,832,776	4,801,762
Other equipment	328,706	307,116
Vehicles	352,563	292,501
Total	10,888,052	10,768,532
Less accumulated depreciation	(3,333,305)	(2,606,685)
Net property, plant and equipment	$7,554,747	$8,161,847

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Asset	(years)
Buildings and land use rights	30 - 50
Machinery	3 - 20
Other equipment	3 - 10
Vehicles	3 - 10

Depreciation and amortization expense was $660,632 and $585,307 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - INTANGIBLE ASSETS

At December 31, 2006 the Company’s intangible assets consist of land use rights that were not currently being utilized but were held for future use as building sites. When utilized in the construction of buildings, the land use rights are reclassified as property, plant and equipment and are depreciated using the straight-line method over the remainder of their 50-year life. Estimated aggregate future amortization expense for the succeeding five years and thereafter as of December 31, 2006 is as follows:

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007	$18,070
2008	17,622
2009	17,622
2010	16,553
2011	15,542
Thereafter	539,017

NOTE 7 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The cash deposits that secure the short-term debt payable to banks have been classified as restricted cash on the balance sheet. The following schedule summarizes the Company’s debt obligations and respective balances at December 31, 2006 and 2005:

	December 31,
	2006	2005

Notes payable to banks, interest at 5.3 to 6.1%,
various maturity dates, secured by property, plant,
equipment and intangible assets	$9,593,860	$9,042,062
Notes payable to suppliers, no interest rate,
various maturity dates, secured by cash deposits	474,576	384,395
Note payable to a municipality, no interest rate,
due on demand, unsecured	63,959	61,932
Note payable to a finance bureau, interest at
1.5%, matured January 2003, unsecured	65,918	63,829
Note payable to a bank, interest at 5.0%,
settled during 2006	-	134,600
Note payable to a bank, interest at 6.3%, matures
September 2007, secured by property, plant,
equipment and intangible assets	1,279,181	1,238,639
Note payable to a bank, interest at 5.8%, matures
March 2007, secured by machinery	1,279,181	1,238,639
Note payable to a bank, interest at 5.5%, matures
January 2007, secured by vehicle	1,751	11,934
	12,758,426	12,176,030

Current maturities of long-term debt	12,758,426	9,698,752
Long-term notes payable, net of current portion	-	2,477,278

Debt past due	$65,918	$63,829

NOTE 8 - STOCKHOLDERS’ EQUITY

According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of December 31, 2006 and 2005.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company had a receivable due from a related party in the amount of $76,751. As of December 31, 2005, the Company had receivables from officers in the amount of $60,462 and from a related party in the amount of $117,671, respectively. There was no interest rate or terms for repayment associated with any of these receivables.

At December 31, 2006 and 2005 the amounts payable to officers were $288,463 and $397,344, respectively. At December 31, 2006 and 2005 the amounts payable to the related party were $104,750 and $188,050, respectively. These amounts are due on demand and do not accrue interest.

During 1999 the Company entered into an agreement through its variable interest parent company whereby it acquired the rights to utilize certain techniques for fabricating and manufacturing products using the natural herb Sanchi. Terms of the agreement required an initial payment of $217,202 and a final payment of $3,885,496 upon receiving governmental approval and protection for the developed techniques. As of July 13, 2006, such approvals had not been obtained and the parties to the agreement mutually agreed to terminate the agreement and the Company was allowed to retain the rights to the techniques and ownership of any research and development that had been undertaken with respect to the techniques.

NOTE 10 - INCOME AND OTHER TAXES

The Company is not subject to any income taxes in the United States, but is subject to corporate income tax in the PRC at a rate of 30% and a local income tax rate of 3%. However, because the Parent is located in a special region, it has a 15% corporate income tax rate. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance for all deferred income tax assets of Cosmetics due to the uncertainty of their realization. Income taxes payable are included in taxes and related payables on the accompanying balance sheets. Income taxes are not required to be paid to the PRC until after the end of the Company’s fiscal year.

The Company is also subject to Value Added Tax (“VAT”) and other miscellaneous taxes including city construction tax, turnover tax and consumption tax. All enterprises that sell commodities, engage in repair and maintenance or import and export business in the PRC are subject to VAT tax. The standard rate for VAT tax is 17%. Once declared, VAT taxes are due on a monthly basis. Taxes and related payables are composed of the following:
	December 31,
	2006	2005

VAT taxes	$1,645,405	$379,980
Income taxes	1,373,122	644,977
Other taxes	38,944	40,073
Total taxes and related payables	$3,057,471	$1,065,030

As shown in the above table, the Company has significant accruals for both VAT taxes and income taxes. Because in the past the Company has not filed tax returns in accordance with generally accepted accounting principles in the PRC, payments have not been made on a timely basis to the PRC government. The accrual above is sufficient to cover all taxes and related charges that should be remitted to the government as of the corresponding dates presented above. On March 15, 2007, the Company’s majority owned subsidiary, Medicine was granted an approval of their application by the government of the PRC for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Medicine has an aggregate of $904,501 in current income taxes payable in the accompanying balance sheet for the two year period ended December 31, 2006 that is no longer payable as of March 15, 2007. The Company will record the effects of this transaction in the first quarter of fiscal 2007.

The Company expects to correct any errors in the filing of their VAT tax returns and to remit these taxes during the fiscal year ended December 31, 2007.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The temporary differences and carryforwards which give rise to the deferred income tax asset are as follows:

	December 31,
	2006	2005

Net operating loss carryforwards	$339,628	$270,125
Allowance for doubtful trade receivables	322,342	249,128
Allowance for doubtful other receivables	355,158	131,492
Total deferred income tax assets	1,017,128	650,745
Valuation allowance	(361,905)	(282,498)
Net deferred income tax asset	$655,223	$368,247

Following is a reconciliation of income taxes calculated at the federal and local statutory rates to actual income tax expense:

	For the Year
	Ended December 31,
	2006	2005

Tax at statutory rate of 33%	$1,066,865	$721,311
Benefit of favorable rate	(460,230)	(373,929)
Benefit of operating loss carryforwards	(32,127)	-
Change in valuation allowance	(168,426)	98,085
Provision for income taxes	$406,082	$445,467

The provision for income taxes consisted of the following:

	For the Year
	Ended December 31,
	2006	2005

Current	$606,635	$465,727
Deferred	(200,553)	(20,260)
Provision for income taxes	$406,082	$445,467

NOTE 11- COMMITMENTS AND CONTINGENCIES

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

Dependence on a single raw material - The primary ingredient in all of the Company’s products is Sanchi, an herb grown in two provinces of the PRC. The Company relies on its in-house purchasing department to acquire sufficient Sanchi at reasonable prices and may on occasion make advance payments to suppliers that include provisions for setting the purchase price and delivery date. However, the Company is not reliant on a single source or supplier in order to obtain the Sanchi.

Contingent Liability - The Company was sued by a former employee for violation of his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. The Company accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment on April 27, 2004. In 2006, the plaintiff has asked the court to have the Company pay a penalty for not paying the judgment timely in the amount of $100,000. The court had frozen a bank account that had $105,284. During the fourth quarter of 2006, the court rejected the request for the penalty and released the funds back to the Company. The employee has now asserted claims for allegedly ruining the employee’s reputation and causing mental anguish. No amount has been recorded in connection with this claim as the Company believes that no information suggests that it is probable a liability has been incurred and the amount of loss as a result of this litigation cannot be reasonably estimated.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 24, 2007 the Company entered into a contract with an advertising company for advertising services. The contract terms require the Company to pay $95,492 monthly for the advertising agreed upon until the expiration of the contract in May 2007.

NOTE 13 - GEOGRAPHIC INFORMATION

The Company derives its sales from China and from other various countries. Operations in China make up the majority of the Company’s sales, with a very small portion from other various countries. No revenues from external customers attributed to any individual foreign country are material. The following table summarizes sales by geographic location for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005

Sales from China	$19,810,207	$10,998,808
Sales from other countries	149,764	67,975

NOTE 14 - CONCENTRATIONS

During 2006 the Company had a concentration of revenues from two customers totalling 12% and 11%, respectively.  There were no revenue concentrations during 2005.