Form 10QSB
period 2007-03-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2007-05-15
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51477

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2903562 (I.R.S. Employer Identification No.)

No. 2, Jing You Road, Kunming National Economy & Technology Developing District People’s Republic of China 650217 (Address of principal executive offices)	N/A (Zip Code)

0086-871-728-2628
(Issuer’s telephone number, including area code)

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

There were 19,119,400 shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 1, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS:
Current Assets:
Cash and cash equivalents	$1,719,115	$3,691,438
Restricted cash	106,625	474,576
Accounts receivable, less allowance for doubtful accounts of $1,519,985
at March 31, 2007 and $794,468 at December 31, 2006, respectively	11,874,301	9,907,184
Employee advances, less allowance for doubtful accounts of $1,497,080
and $1,429,426 at March 31, 2007 and December 31, 2006, respectively	4,027,954	3,130,045
Advances to suppliers	299,362	46,620
Inventory, net of reserve for obsolescence of $120,297 and $111,128
at March 31, 2007 and December 31, 2006, respectively	2,497,123	2,581,519
Receivable from related parties	661,035	76,751
Other current assets	13,562	17,454
Total Current Assets	21,199,077	19,925,587
Property, plant and equipment, net of accumulated depreciation of $3,528,240
and $3,333,305 at March 31, 2007 and December 31, 2006, respectively	7,509,883	7,554,747
Intangible assets, net of accumulated amortization of $27,242 and $22,569
at March 31, 2007 and December 31, 2006, respectively	625,765	624,426
Deferred income taxes	699,026	655,223
TOTAL ASSETS	$30,033,751	$28,759,983

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$800,821	$764,636
Accrued expenses	1,940,717	1,966,822
Deposits	2,809,867	1,573,426
Payable to related parties	72,153	393,213
Short-term notes payable	8,634,688	12,758,426
Advances from customers	289,920	342,531
Taxes and related payables	2,049,008	3,057,471
Current portion of long-term debt	1,291,831	-
Total Current Liabilities	17,889,005	20,856,525
Long-Term Debt	2,583,662	-
Total Liabilities	20,472,667	20,856,525

Minority Interest in Net Assets of Subsidiaries	483,783	385,067

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares
outstanding at March 31, 2007 and December 31, 2006, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
19,119,400 shares issued and outstanding	1,912	1,912
Additional paid-in capital	4,829,633	4,829,633
Statutory reserves	147,023	147,023
Retained earnings	3,792,125	2,318,950
Other comprehensive income, foreign currency translation	306,608	220,873
Total Stockholders' Equity	9,077,301	7,518,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,033,751	$28,759,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Sale of Products	$4,327,125	$4,472,521
Cost of Products Sold	1,141,698	1,613,417
Gross Profit	3,185,427	2,859,104

Operating Expenses:
Selling expense	1,602,824	951,666
General and administrative expense	973,605	685,249
Research and development expense	2,877	4,758
Total Operating Expenses	2,579,306	1,641,673

Income from Operations	606,121	1,217,431

Other Income (Expense):
Interest income	6,462	1,025
Non-operating income	1,218	52,456
Interest expense	(180,183)	(206,926)
Non-operating expenses	-	(4,872)
Net Other Expense	(172,503)	(158,317)

Income Before Income Taxes	433,618	1,059,114
Benefit from (provision for) income taxes	1,137,478	(228,002)
Minority interest in income of subsidiaries	(97,920)	-
Net Income	$1,473,176	$831,112
Foreign currency translation adjustment	85,735	13,768
Comprehensive Income	$1,558,911	$844,880

Basic and Diluted Earnings Per Share	$0.08	$0.05

Weighted-Average Shares Outstanding	19,119,400	16,227,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,473,176	$831,112
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	166,155	154,606
Deferred income taxes	(37,177)	(118,929)
Minority interest in income of subsidiaries	97,920	-

Change in current assets and liabilities:
Accounts receivable	(1,861,831)	(2,639,402)
Employee advances	(863,563)	(114,270)
Advances to suppliers	(251,294)	17,372
Inventory	109,494	780,414
Other current assets	4,048	9,899
Accounts payable	28,511	(41,231)
Accrued expenses and deposits	1,170,727	782,881
Advances from customers	(55,780)	27,103
Unearned revenue	-	2,156
Taxes and related payables	(1,034,633)	1,073,666
Net Cash (Used in) Provided by Operating Activities	(1,054,247)	765,377

Cash Flows from Investing Activities:
Receivable from related parties	(579,050)	153,695
Restricted cash	371,186	-
Capital expenditures	(42,233)	3,723
Notes receivable	-	151,137
Net Cash (Used in) Provided by Investing Activities	(250,097)	308,555

Cash Flows from Financing Activities:
Payable to related parties	(323,676)	(645,013)
Proceeds from short and long-term loans	8,470,252	-
Payments on short-term loans	(8,843,200)	(633,941)
Net Cash Used in Financing Activities	(696,624)	(1,278,954)

Effect of exchange rate changes on cash	28,645	6,537
Net Increase in Cash and Cash Equivalents	(1,972,323)	(198,485)
Cash and Cash Equivalents at Beginning of Period	3,691,438	1,488,438
Cash and Cash Equivalents at End of Period	$1,719,115	$1,289,953

Supplemental Information
Cash paid for interest	$180,183	$206,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc., (formerly known as SRKP 8, Inc.) (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on April 25, 2007.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The condensed consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In September, 2006 Shenghuo formed Kunming Beisheng Tech Development Ltd. “Beisheng”, under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, import and export business on medicines, equipment and pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. There were no material operations for Beisheng for the quarter ended March 31, 2007.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SELECTED SIGNIFICANT ACCOUNTING POLICIES

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

Accounts and Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivable and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2007 for trade accounts receivable and other receivables was $1,519,985 and $1,497,080, respectively, and at December 31, 2006, was $794,468 and $1,429,426, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, the Company will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of March 31, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share. The effect of these warrants is excluded from the computation of diluted net income per share because the exercise price of the warrants is greater than the fair value of the underlying shares on March 31, 2007. Since the Company’s shares are not currently listed or quoted for trading in any active market, these shares have been valued at $0.90 which is what the Company’s shares were sold at in the most recent offering completed in August 2006. As a result, there are no potentially dilutive securities outstanding as of March 31, 2007. There were no potentially dilutive shares at March 31, 2006.

Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Recently Enacted Accounting Standards -In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	March 31,	December 31,
	2007	2006

Raw materials	$930,408	$843,163
Work-in-process	490,661	546,156
Finished goods	927,441	620,676
Product on consignment	268,870	682,652

Gross Inventory	2,617,380	2,692,647

Less: Provision for obsolescence	(120,257)	(111,128)

Net Inventory	$2,497,123	$2,581,519

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2007 and December 31, 2006, the Company had payables due to related parties in the amount of $72,153 and $393,213, respectively. These amounts are due on demand and do not accrue interest.

NOTE 6 - INCOME TAXES

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

On March 15, 2007, the Company’s majority owned subsidiary, Medicine was granted an approval of their application by the government of the PRC for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Medicine recognized an aggregate of $1,099,401 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2007.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - STOCKHOLDERS EQUITY

The Company has outstanding warrants to purchase 100,000 shares of common stock with an exercise price of $2.50 which expire five years from the date of issue of August 31, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this quarterly report.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this quarterly report.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Approximately 15% of sales of Xuesaitong Soft Capsules are sold to hospitals directly while approximately 85% of sales are made to distributors. Our three largest customers are Yunnan Province Pharmaceutical, Ltd., Xinjiang Province New & Special National Pharmaceutical Co., Ltd. and Guangdong Donguan City Medicinal Company, all of which accounted for 11.87%, 11.27% and 8.93% of our sales, respectively, for the year ended December 31, 2006.

We hope to further expand sales beyond China into other countries where our products could be affordable treatment options. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources to that end with the aim that our cosmetics products will account for a larger percentage of our revenue in the future.

We believe that among the most important economic or industry-wide factors relevant to our growth in the short term are reform of the medical system in China and the adjustment of medicine prices, which will affect the sale of our main product, Xuesaitong Soft Capsules, in hospitals. In order to increase long-term growth, we have applied for the designation of Xuesaitong Soft Capsules as a medicine with “good quality worthy of high price,” which we received in February 2007. We believe this designation may help prevent future price reductions and possibly offset revenue decreases in case of declining future sales. Currently, the Chinese government supports the medical system in urban and rural communities. We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medical sales over the next few years.

We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. If we fail to raise capital in overseas markets, we will encounter great difficulties as a result of the shortage of working capital which we will face when our new cosmetic and health products come onto the market. There is potential for growth in production and sales, due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because the uncertainty of test results and clinical approvals, which relates only to our new products. Over the last three years, the price of the main raw material we use - sanchi - has stabilized and is declining slightly. We will benefit from this trend if it continues.

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

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. In connection with opening Bankers' Acceptance Bill, we have restricted cash in the amount of $106,625. No amount has been recorded on our accounting records as the outcome is uncertain. We did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable and employee advances are carried at original invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2007 for trade accounts receivable and employee advances was $1,519,985 and $1,497,080, respectively; and at December 31, 2006, was $794,468 and $1,429,426, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of March 31, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share. The effect of these warrants is excluded from the computation of diluted net income per share because the exercise price of the warrants is greater than the fair value of the underlying shares on March 31, 2007. Since our shares are not currently listed or quoted for trading in any active market, these shares have been valued at $0.90 which is what our shares of common stock were sold at in the most recent offering completed in August 2006. As a result, there are no potentially dilutive securities outstanding as of March 31, 2007. There were no potentially dilutive shares at March 31, 2006.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Results of Operations

The following table sets forth our statements of operations for the three months ended March 31, 2007 and 2006 in U.S. dollars (unaudited):

	For the Three Months Ended March 31,
	2007		2006
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(dollar amounts in thousands, except for share and earnings per share data)
Sale of Products	$4,327	100%	$4,473	100%
Cost of Products Sold	1,142	26.38%	1,613	36.07%
Gross Profit	3,185	73.62%	2,859	63.93%

Operating Expenses:
Selling expense	1,603	37.04%	952	21.28%
General and administrative expense	974	22.5%	685	15.32%
Research and development expense	3	0.07%	5	0.11%
Total Operating Expenses	2,579	59.61%	1,642	36.71%

Income from Operations	606	14.01%	1,217	27.22%

Other Income (Expense):
Interest income	6	0.15%	1	0.02%
Non-operating income	1	0.03%	52	1.17%
Interest expense	(180)	-4.16%	(207)	-4.63%
Non-operating expenses	-	-	(5)	-0.11%
Net Other Expense	(173)	-3.99%	(158)	-3.54%

Income Before Income Taxes	434	10.02%	1,059	23.68%
Benefit from (provision for) income taxes	1,137	26.29%	(228)	-5.1%
Minority interest in income of subsidiaries	(98)	-2.26%	-	-
Net Income	$1,473	34.05%	$831	18.58%
Foreign currency translation adjustment	86	1.98%	14	0.31%
Comprehensive Income	$1,559	36.03%	$845	18.89%

Basic and Diluted Earnings Per Share	$0.08		$0.05

Weighted-Average Shares Outstanding	19,119,400		16,227,200

Three Months Ended March 31, 2007 and 2006

Revenue: Sale of products for the three months ended March 31, 2007 was approximately $4.33 million, a slight decrease of approximately $0.15 million, or 3.25%, from $4.47 million for the comparable period ended March 31, 2006. The primary reason for the decline was the delay in the start of a sales contract in Guangdong Province to sell Xuesaitong Soft Capsules. We believe that sales will recover during the second quarter of 2007, when the contract with Guandong Province resumed after negotiations with the province government. The decline was also attributed, in part, to our efforts to gain better control over sales offices, which resulted in selecting customers with better credit while giving up some customers with poor credit. These changes are aimed at achieving more timely collection of trade receivables in the future.

Cost of revenue: Our costs of goods sold for the three months ended March 31, 2007 was approximately $1.14 million, a decrease of approximately $0.47 million, or 29.23%, from $1.61 million for the period ended March 31, 2006. The decrease was primarily a result of the decrease in our sales revenue. As a percentage of revenue, the cost of goods sold decreased to 26.38% in the period ended March 31, 2007 from 36.07% in the corresponding period of 2006. The relative decrease in cost of sales was due to a downturn in the price of some raw materials used in our major products resulting from changes in medicine pricing policy in China.

Gross profit: Our gross profit for the three months ended March 31, 2007 was $3.19 million as compared with $2.86 million for the period ended March 31, 2006. Gross Profit as a percentage of revenues was 73.62% for the period ended March 31, 2007, an increase of 9.69 % from 63.93% for the corresponding period ended March 31, 2006. The increase in gross margin was due to higher sale prices and lower raw materials prices. Margins may decrease on a going forward basis due to the highly competitive medical industry in China, which continuously experiences new product introductions. In order to increase the sales of our products and expand our market, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin.

Selling expense: Selling expenses were approximately $1.6 million for the three months ended March 31, 2007, an increase of $0.65 million, or 68.43%, from $0.95 million for the three months ended March 31, 2006. As a percentage of total revenue, selling expense increased by 15.76% this period from 21.28% as of the period ended March 31, 2006. The primary reason for the increase was an increase of $0.5 million in sales commissions in the first three months of 2007. Commission structure and percentages were adjusted during the first three months of 2007 as part of a plan to improve sales performance and refocus sales on larger scale orders. Additional resources were also required for marketing and advertising of new products, particularly in our cosmetics line.

General and administrative expense: General and administrative expenses were $0.97 million for the three months ended March 31, 2007, an increase of $0.29 million, or 42.08%, from $0.69 million for the three months ended March 31, 2006. As a percentage of total revenue, general and administrative expense increased by 7.18% from 15.32% for the period ended March 31, 2006 to 22.50% for the period ended March 31, 2007. The increase was primarily a result of the increased expenses associated with being a public company. There were also increased expenses associated with our recent focus on business expansion, as well as increased costs related to travel fees and conference fees.

Research and development expense: Research and development expense for the three months ended March 31, 2007 was $2,877 as compared to $4,758 for the period ended March 31, 2006. The change was primarily due to the staggered fulfillment of research and development in recent years. In keeping with plans made in previous years, we plan to enhance new product development over the next three years in order to promote sustainable growth.

Net other expense: Net other expense, which includes interest income, non-operating income, interest expense and non-operating expenses, were an expense of $172,503 in the three months ended March 31, 2007 and an expense of $158,317 in the three months ended March 31, 2006. The increase in the expense was primarily due to a decrease in non-operating income during the first three months ended March 31, 2007, partially offset by higher interest expenses during the corresponding period ended March 31, 2006.

Benefits from (Provision for) income taxes: Benefits from income taxes was $1.14 million for the three months ended March 31, 2007 compared with a provision for income tax of $0.23 million for the first quarter ended March 31, 2006. On March 15, 2007, one of our major subsidiaries, Shenghuo Medicine Co., Ltd., was granted an approval of their application by the PRC government for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Shenghuo Medicine Co., Ltd. recognized an aggregate of $1,099,401 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2007.

Net income: Net income increased to $1.4 millions for the three months ended March 31, 2007 from a net income of $0.83 millions for the three months ended March 31, 2006. Considering the foreign currency translation adjustments of $85,735 and $13,768, for the three months ended March 31, 2007 and 2006, respectively, comprehensive income of $1.56 million of $0.84 million was realized for the three-month periods ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

General - As of March 31, 2007, we had cash and cash equivalents of $1,719,115. As of March 31, 2007, we had borrowed from banks and other institutions and had amounts of approximately $8.6 million in short-term notes payable and $1.3 million in our current portion of long-term debt. The single payment notes have interest rates ranging from 6.12% to 6.57% per annum. A loan of approximately $2.6 million from the Heping Branch of Kunming Bank of Construction was borrowed on March 30, 2007. As of March 31, 2007, we had receivables of $661,035 from related parties, an increase from $76,751 as of March 31, 2006. These amounts were lent temporarily and were collected in April.

The following table provides summary information about net cash flow for the three months ended March 31, 2007 and 2006.

	Cash Flow
	Three months ended March 31,
	2007	2006
	(unaudited, in thousands)

Net cash provided by (used in) operating activities	$(1,054)	$765

Net cash provided by (used in) investing activities	$(250)	$309

Net cash provided by (used in) financing activities	$(697)	$(1,279)

Cash and Cash Equivalents at End of Period	$1,719	$1,290

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2007 was $1,054,247, as compared to cash provided by operating activities of $765,377 for the same period in 2006. The change primarily resulted from, firstly, an increase in accounts receivable due to a relatively long collection period typical of the pharmaceutical industry in China. Secondly, there were increases in cash flows related to inventory and accrued expenses and deposits, which were partially offset by the increases related to employee advances, advances to suppliers and taxes and related payables during the three months ended March 31, 2007.

Investing Activities: Net cash used in investing activities was $250,097 for the three months ended March 31, 2007, compared to net cash provided of $308,555 for the corresponding period ended March 31, 2006. The change was primarily a result of an increase in cash flows related to receivables from related parties, although the restricted cash decreased during the three months ended March 31, 2007. We collected the receivables in April 2007.

Financing Activities: Net cash used in financing activities was $696,624 for the three-month period ended March 31, 2007 compared to $1,278,954 used as of March 31, 2006. The change in use of cash was basically because of changes in cash flows related to an increase in proceeds from short and long-term loans, though accordingly there was an increase in payment on short-term loans which resulted in a large cash outflow, approximately $8,843,200 as of March 31, 2007.

For the period ended March 31, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

As of March 31, 2007, our accounts receivable (less allowance for doubtful accounts of $1.5 million) were $11.9 million, an increase of $2.0 million, or 19.9% over accounts receivable of $9.9 million as of March 31, 2006. The collection period typically runs from three months to one year, considering the relatively long collection period in our industry. Our company normally requires one to two months to receive products that we order. Inventory has slightly decreased by $84,396 for the three months ended March 31, 2007. Moreover, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Our payables decreased as we paid our suppliers more rapidly than we received payments from our customers. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales. We have implemented new policies aimed at improving collection of accounts receivable in the future, including more detailed reporting from and increased control over provincial sales offices and representatives, incentives for sales representatives more closely tied to timely collection, and more stringent enforcement of payment terms with distributors.

Employee advances were approximately $4.0 million and $3.1 million as of March 31, 2007 and December 31, 2006, respectively. The increase was due to us loaning more money to sales representatives to encourage them to expand their markets and increase sales.

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of March 31, 2007, our advance payments to our suppliers totaled approximately $299,362. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. As of the date of this quarterly report, we have no material commitments for capital expenditures. We cannot assure that such funding will be available.

Seasonality

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually higher.

Off-Balance Sheet Arrangements

None.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this quarterly report, including in the documents incorporated by reference into this quarterly report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•
other factors referenced in this quarterly report, including, without limitation, under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO concluded that our disclosure controls and procedure as of March 31, 2007 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

We are in the process of improving our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. Management may also seek additional qualified in house or third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we take will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2003, we were sued by a former employee for allegedly violating his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. We accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment to the employee on April 27, 2004. In 2006, the plaintiff asked the court to have us pay a penalty in the amount of $100,000 for not paying the judgment in a timely manner. During the court’s review of the request for the penalty, the court froze a bank account of ours that held $105,284. The court has rejected the employee’s claim and the bank account has been unfrozen. The employee has now asserted claims against us for allegedly ruining the employee’s reputation and causing mental anguish. No amount has been recorded on our books in connection with this claim as we believe that no information suggests that it is probable a liability has been incurred and the amount of loss as a result of this litigation cannot yet be reasonably estimated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Registrant)

May 15, 2007	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board