Form 10QSB
period 2007-06-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2007-08-16
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 19,579,400 shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 1, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS:
Current Assets:
Cash and cash equivalents	$1,878,092	$3,691,438
Restricted cash	118,687	474,576
Accounts receivable, less allowance for doubtful accounts of $2,256,761
at June 30, 2007 and $794,468 at December 31, 2006, respectively	13,323,954	9,907,184
Employee advances, less allowance for doubtful accounts of $1,438,998
and $1,429,426 at June 30, 2007 and December 31, 2006, respectively	4,707,362	3,130,045
Advances to suppliers	262,692	46,620
Inventory, net of reserve for obsolescence of $117,346 and $111,128
at June 30, 2007 and December 31, 2006, respectively	3,483,491	2,581,519
Receivable from related parties	608,919	76,751
Other current assets	40,929	17,454
Total Current Assets	24,424,126	19,925,587
Property, plant and equipment, net of accumulated depreciation of $3,745,486
and $3,333,305 at June 30, 2007 and December 31, 2006, respectively	7,471,569	7,554,747
Intangible assets, net of accumulated amortization of $32,173 and $22,569
at June 30, 2007 and December 31, 2006, respectively	630,715	624,426
Deferred income taxes	878,656	655,223
TOTAL ASSETS	$33,405,066	$28,759,983

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,497,344	$764,636
Accrued expenses	2,716,955	1,966,822
Deposits	2,167,766	1,573,426
Payable to related parties	79,582	393,213
Short-term notes payable	9,170,113	12,758,426
Advances from customers	204,365	342,531
Taxes and related payables	1,419,357	3,057,471
Current portion of long-term debt	1,311,510	-
Total Current Liabilities	18,566,992	20,856,525
Long-Term Debt	2,623,020	-
Total Liabilities	21,190,012	20,856,525

Minority Interest in Net Assets of Subsidiaries	536,472	385,067

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares
outstanding at June 30, 2007 and December 31, 2006, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
19,579,400 and 19,119,400 shares issued and outstanding, respectively	1,958	1,912
Additional paid-in capital	5,923,969	4,829,633
Statutory reserves	147,023	147,023
Retained earnings	5,109,962	2,318,950
Other comprehensive income, foreign currency translation	495,670	220,873
Total Stockholders' Equity	11,678,582	7,518,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,405,066	$28,759,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sale of Products	$6,356,217	$4,181,685	$10,683,342	$8,654,206
Cost of Products Sold	1,580,478	1,550,138	2,722,176	3,163,555
Gross Profit	4,775,739	2,631,547	7,961,166	5,490,651

Operating Expenses:
Selling expense	2,031,590	763,481	3,634,414	1,715,147
General and administrative expense	1,388,866	346,594	2,362,471	1,031,843
Research and development expense	2,472	40,646	5,349	45,404
Total Operating Expenses	3,422,928	1,150,721	6,002,234	2,792,394

Income from Operations	1,352,811	1,480,826	1,958,932	2,698,257

Other Income (Expense):
Interest income	2,804	1,180	9,266	2,205
Non-operating income	79,786	18,692	81,004	71,148
Interest expense	(209,458)	(163,446)	(389,641)	(370,372)
Non-operating expenses	-	(9)	-	(4,881)
Net Other Income (Expense)	(126,868)	(143,583)	(299,371)	(301,900)

Income Before Income Taxes	1,225,943	1,337,243	1,659,561	2,396,357
Benefit from (provision for) income taxes	172,769	(210,121)	1,310,247	(438,123)
Minority interest in income of subsidiaries	(80,876)	(107,935)	(178,796)	(107,935)
Net Income	$1,317,836	$1,019,187	$2,791,012	$1,850,299
Foreign currency translation adjustment	189,062	15,425	274,797	29,193
Comprehensive Income	$1,506,898	$1,034,612	$3,065,809	$1,879,492

Earnings Per Share:
Basic	$0.07	$0.05	$0.15	$0.11
Diluted	$0.07	$0.05	$0.15	$0.11
Weighted-Average Shares Outstanding:
Basic	19,175,004	19,119,400	19,147,356	16,256,000
Diluted	19,228,838	19,119,400	19,200,691	16,256,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,791,012	$1,850,299
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	332,839	341,936
Deferred income taxes	(204,058)	(98,226)
Minority interest in income of subsidiaries	178,796	107,935

Change in current assets and liabilities:
Accounts receivable	(3,123,300)	(4,800,828)
Employee advances	(1,477,824)	(211,224)
Advances to suppliers	(211,970)	(7,537)
Inventory	(825,344)	1,174,740
Other current assets	(23,170)	49,039
Accounts payable	703,676	115,515
Accrued expenses and deposits	1,238,609	(790,391)
Advances from customers	(144,825)	39,487
Unearned revenue	-	4,452
Taxes and related payables	(1,692,042)	1,369,807
Net Cash Used in Operating Activities	(2,457,601)	(854,996)

Cash Flows from Investing Activities:
Receivable from related parties	(517,465)	104,143
Restricted cash	362,877	-
Capital expenditures	(53,099)	(95,450)
Net Cash (Used in) Provided by Investing Activities	(207,687)	8,693

Cash Flows from Financing Activities:
Payable to related parties	(319,165)	1,249,991
Issuance of stock for cash	1,094,381	-
Proceeds from short and long-term loans	9,145,423	6,917
Payments on short-term loans	(9,121,972)	(881,401)
Net Cash Provided by Financing Activities	798,667	375,507

Effect of exchange rate changes on cash	53,275	(12,732)
Net Decrease in Cash and Cash Equivalents	(1,813,346)	(488,065)
Cash and Cash Equivalents at Beginning of Period	3,691,438	1,488,438
Cash and Cash Equivalents at End of Period	$1,878,092	$1,004,910

Supplemental Information
Cash paid for interest	$343,842	$402,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc., (formerly known as SRKP 8, Inc.) (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 30, 2007.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

As part of these agreements, the Company agreed to a penalty provision with certain shareholders. If the Company fails to register the 2,000,000 shares that were issued for cash due to failure on the part of the Company, the Company will pay to those shareholders a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There is no maximum potential consideration to be transferred. The Company is required to file the registration statement no later than thirty days after the consummation of the agreement and shall use reasonable best efforts to cause such Registration Statement to become effective within one hundred and fifty (150) days after the consummation of the agreement, or one hundred eighty (180) days after the consummation of the agreement if the Registration Statement is subject to a full review by the SEC. The Company is also required to use its reasonable best efforts to maintain the Registration Statement effective for a period of twenty-four (24) months at the Company’s expense. The registration statement was filed within the prescribed time period and went effective on June 14, 2007.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Similarly, if the Company fails to register 315,400 of the shares that were outstanding prior to the Agreement or the 1,042,400 shares issued for services rendered, due to failure on the part of the Company, additional shares of its common stock shall be issued to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. Correspondingly, there is no maximum potential consideration to be transferred in connection with the registration of these shares. Further, the Company shall file a registration statement no later than the tenth (10) day after the end of the six (6) month period that immediately follows the filing date of the initial registration statement (the “Required Filing Date”). The Company shall use reasonable best efforts to cause such registration statement to become effective within one hundred and twenty (120) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the SEC. In addition, the Company shall use its reasonable best efforts to maintain the registration statement effective for a period of twenty-four (24) months at the Company’s expense. There is no penalty associated with the other shares or the Warrants. The registration statement for the shares was filed July 30, 2007, but has not been declared effective to date.

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

In September, 2006 Shenghuo formed Kunming Beisheng Tech Development Ltd. “Beisheng,” under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, import and export business on medicines, equipment and pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. There were no material operations for Beisheng for the six months ended June 30, 2007.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts and Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivable and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2007 for trade accounts receivable and employee advances was $2,256,761 and $1,438,998, respectively, and at December 31, 2006, was $794,468 and $1,429,426, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, the Company will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of June 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share and warrants to purchase 40,000 shares of common stock at an exercise price of $4.20. There were no potentially dilutive shares at June 30, 2006.

Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising costs for the six months ended June 30, 2007 and 2006 were $22,380 and $0, respectively.

Recently Enacted Accounting Standards -In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

NOTE 4 - INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	June 30,	December 31,
	2007	2006

Raw materials	$940,571	$843,163
Work-in-process	1,128,704	546,156
Finished goods	935,237	620,676
Product on consignment	596,325	682,652

Gross Inventory	3,600,837	2,692,647

Less: Provision for obsolescence	(117,346)	(111,128)

Net Inventory	$3,483,491	$2,581,519

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2007 and December 31, 2006, the Company had payables due to related parties in the amount of $79,582 and $393,213, respectively. These amounts are due on demand and do not accrue interest.

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

On March 15, 2007, the Company’s majority owned subsidiary, Medicine was granted an approval of their application by the government of the PRC for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Medicine recognized an aggregate of $1,099,401 in income taxes that were no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2007.

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

On June 19, 2007 the Company sold 460,000 shares of its common stock at a price of $3.50 per share in an initial public offering for gross proceeds of $1,610,000. An aggregate of $1,094,381 of net proceeds, after deduction of underwriter’s fees and other expenses of $515,619 were received by the Company in the sale. In conjunction with the sale of common stock, the Company issued a warrant to the underwriter for services performed to purchase 40,000 shares of its common stock at an exercise price of $4.20 per share which expires on June 14, 2012. The proceeds were allocated to the warrants based upon their fair value of $206,268, and the remaining proceeds were allocated to the shares of common stock. The fair value of the warrant was determined using the Black-Scholes Option Pricing Model using the following assumptions: risk free interest rate of 5.0%, expected dividend yield of 0%, expected volatility of 91.89% and an expected life of 5 years. The warrant holder has unlimited piggyback registration rights, as well as the ability to request, at the Company’s expense a single registration of the shares underlying the warrant.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 80% of our sales for the six months ended June 30, 2007.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Approximately 15% of sales of Xuesaitong Soft Capsules are sold to hospitals directly while approximately 85% of sales are made to distributors. Our three largest customers are Yunnan Province Pharmaceutical, LTD., Beijing Ai’xin Weiye Medicine, LTD, and Nanyang Jikang Medicine LTD, all of which accounted for 6.52%, 5.92% and 5.88% of our sales, respectively, for the six months ended June 30, 2007.

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

Recent Events

On June 19, 2007, we sold 460,000 shares of our common stock at a price of $3.50 per share in an initial public offering for gross proceeds of $1,610,000. We received an aggregate of $1,094,381 of net proceeds, after deducting underwriter’s fees and other expenses of $515,619 incurred in connection with the sale. In conjunction with the sale of common stock, we issued a warrant to the underwriter for services performed to purchase 40,000 shares of our common stock at an exercise price of $4.20 per share which expires on June 14, 2012. The proceeds were allocated to the warrant based upon its fair value of $206,268, and the remaining proceeds were allocated to the shares of common stock. The warrant holder has unlimited piggyback registration rights, as well as the ability to request, at our expense a single registration of the shares underlying the warrant.

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

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. In connection with opening Bankers' Acceptance Bill, we have restricted cash in the amount of $118,687. No amount has been recorded on our accounting records as the outcome is uncertain. We did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable and employee advances are carried at original invoiced amounts less an allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2007 for trade accounts receivable and employee advances was $2,256,761 and $1,438,998, respectively; and at December 31, 2006, was $794,468 and $1,429,426, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of June 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share and warrants to purchase 40,000 shares of common stock at an exercise price of $4.20. There were no potentially dilutive shares at June 30, 2006.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Results of Operations

Three Months Ended June 30, 2007 and 2006

The following table sets forth our statements of operations for the three months ended June 30, 2007 and 2006 in U.S. dollars (unaudited):

	For the three months		Change	Variance
	ended June 30,
	2007	2006
	(in thousands, except earnings per share and share amounts)

Sale of Products	$6,356	$4,182	$2,175	52.00%
Cost of Products Sold	1,580	1,550	30	1.96%
Gross profit	4,776	2,632	2,144	81.48%

Operating Expenses:
Selling expenses	2,032	763	1,268	166.10%
General and administrative expenses	1,389	347	1,042	300.73%
Research and development expenses	2	41	(38)	-93.92%
Total Operating Expenses	3,423	1,151	2,272	197.46%

Income from operations	1,353	1,481	(128)	-8.64%

Other Income (expenses):
Interest income	3	1	2	137.63%
Non-operating income	80	19	61	326.85%
Interest expense	(210)	(163)	(47)	28.15%
Non-operating expenses	-	(0)	0	-100.00%
Net Other Income (Expense)	(127)	(144)	17	-11.64%

Income Before Income Taxes	1,226	1,337	(111)	-8.32%
Benefit from (provision for) income taxes	173	(210)	383	-182.22%
Minority interest in income of subsidiaries	(81)	(108)	27	-25.07%
Net Income	1,318	1,019	299	29.30%
Foreign currency translation adjustments	189	15	174	1,125.69%
Comprehensive Income	$1,507	$1,035	$472	45.65%

Earnings Per Share
Basic	$0.07	$0.05	$0.02	40.00%
Diluted	$0.07	$0.05	0.02	40.00%

Weighted-average Shares Outstanding
Basic	19,175,004	19,119,400	55,604	0.29%
Diluted	19,228,838	19,119,400	109,438	0.57%

Sale of products: Sale of products for the three months ended June 30, 2007 was approximately $6.36 million, an increase of approximately $2.18 million, or 52%, from $4.18 million for the three months ended June 30, 2006. The increase in sale of products was primarily due to the increase in the sales price of our products. Additionally, we have further developed our distribution network over a majority of the 29 provinces or regions in China.

Cost of products sold: Our costs of products sold for the three months ended June 30, 2007 was approximately $1.58 million, a slight increase of approximately $0.03 million, or 1.96%, from approximately $1.55 million for the three months ended June 30, 2006. Though the sale of products increased 52% for the three months ended June 30, 2007 as compared to the sale of products for the three months ended June 30, 2006, the volume of sales and unit cost did not increase significantly, thereby resulting in only a slight increase in cost of products sold.

Gross profit: Our gross profit for the three months ended June 30, 2007 was approximately $4.78 million as compared with approximately $2.63 million for the three months ended June 30, 2006. Gross profit as a percentage of revenues was approximately 75% for the three months ended June 30, 2007, an increase of 12 % from approximately 63% for the three months ended June 30, 2006. The increase in gross margin was due to the increase in the sales prices of our products.

Selling expense:   Selling expenses were approximately $2.03 million for the three months ended June 30, 2007, an increase of $1.27 million, or 166.1%, from approximately $0.76 million for the three months ended June 30, 2006. As a percentage of total revenue, selling expense increased by 14% for the three months ended June 30, 2007 as compared to 18% for the three months ended June 30, 2006. The primary reason for the increase was the higher commissions paid to sales representatives and sales offices in an effort to stimulate the sales market. Additional selling expenses were also incurred in connection with the marketing and advertising of new products, particularly in our cosmetics line.

General and administrative expense: General and administrative expenses were approximately $1.39 million for the three months ended June 30, 2007, an increase of $1.04 million, or 300.72%, from approximately $0.35 million for the three months ended June 30, 2006. The increase was primarily a result of an increase in allowance for doubtful accounts due to the increase of trade receivables for the three months ended June 30, 2007. Moreover, in June 2007, we sold 460,000 shares of our common stock in an initial public offering and incurred certain consulting service fees in connection therewith.

Research and development expense: Research and development expense for the three months ended June 30, 2007 was $2,472 as compared to $40,646 for the period ended June 30, 2006. The decrease was primarily due to the staggered fulfillment of research and development in recent years. In keeping with plans made in previous years, we plan to enhance new product development over the next three years in order to promote sustainable growth.

Net other expense:   Net other expense, which includes interest income, non-operating income, interest expense and non-operating expenses, was $126,868 for the three months ended June 30, 2007 and $143,583 for the three months ended June 30, 2006. The decrease in net other expenses was primarily due to a subsidy provided by the Chinese government to support our development, partially offset by a slight increase to the interest expenses during the three months ended June 30, 2007.

Net income: Net income increased to $1.32 million for the three months ended June 30, 2007 as compared to $1.02 million for the three months ended June 30, 2006. Considering the foreign currency translation adjustments of $189,062 and $15,425, for the three months ended June 30, 2007 and 2006, respectively, comprehensive income of $1.51 million or $1.03 million was realized for the three-months ended June 30, 2007 and 2006, respectively.

Six Months Ended June 30, 2007 and 2006

The following table sets forth our statements of operations for the six months ended June 30, 2007 and 2006 in U.S. dollars (unaudited):

	For the six months		Change	Variance
	ended June 30,
	2007	2006
	(in thousands, except earnings per share and share amounts)

Sale of Products	$10,683	$8,654	$2,029	23.45%
Cost of Products Sold	2,722	3,164	(441)	-13.95%
Gross profit	7,961	5,491	2,471	44.99%

Operating Expenses:
Selling expenses	3,634	1,715	1,919	111.90%
General and administrative expenses	2,362	1,032	1,330	128.96%
Research and development expenses	5	45	(40)	-88.22%
Total Operating Expenses	6,002	2,792	3,210	114.95%

Income from operations	1,959	2,698	(739)	(27.40)%

Other Income (expenses):
Interest income	9	2	7	320.23%
Non-operating income	81	71	10	13.85%
Interest expense	(390)	(370)	(19)	5.20%
Non-operating expenses	-	(5)	5	-100.00%
Net Other Income (Expense)	(299)	(302)	3	-0.84%

Income Before Income Taxes	1,659	2,396	(737)	-30.75%
Benefit from (provision for) income taxes	1,310	(438)	1,748	-399.06%
Minority interest in income of subsidiaries	(178)	(108)	(70)	65.65%
Net Income	$2,791	$1,850	$941	50.81%
Foreign currency translation adjustments	275	29	246	844.31%
Comprehensive Income	$3,065	$1,879	$1,186	63.12%

Earnings Per Share
Basic	$0.15	$0.11	$0.04	36.36%
Diluted	$0.15	$0.11	$0.04	36.36%

Weighted-average Shares Outstanding
Basic	19,147,356	16,256,000	2,891,356	17.79%
Diluted	19,200,691	16,256,000	2,944,691	18.11%

Sale of products: Sale of products for the six months ended June 30, 2007 was approximately $10.68 million, an increase of approximately $2.03 million, or 23.45%, from approximately $8.65 million for the six months ended June 30, 2006. The increase was primarily due to the increase in sales prices of our products. Additionally, we have further developed our distribution network over a majority of the 29 provinces or regions in China.

Cost of products sold:  Our costs of products sold for the six months ended June 30, 2007 was approximately $2.72 million, a decrease of approximately $0.44 million, or 13.95%, from approximately $3.16 million for the six months ended June 30, 2006. Though the sale of products increased 23.45% for the six months ended June 30, 2007 as compared to the sale of products for the six months ended June 30, 2006, there was a decrease in the unit price of certain raw materials that are used in our major products resulting from changes in medicine pricing policy in China, which resulted in a decrease for cost of products sold. In addition, there was a slight decrease in volume of sales during the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006.

Gross profit: Our gross profit for the six months ended June 30, 2007 was approximately $7.96 million as compared with approximately $5.49 million for the six months ended June 30, 2006. Gross profit as a percentage of revenues was approximately 75% for the six months ended June 30, 2007, an increase of approximately 12 % from 63% for the six months ended June 30, 2006. The increase in gross margin was primarily due to an increase for revenue which resulted from an increase in sales price and a decrease in cost of products.

Selling expense:   Selling expenses were approximately $3.63 million for the six months ended June 30, 2007, an increase of $1.91 million, or 111.9%, from approximately $1.72 million for the six months ended June 30, 2006. As a percentage of total revenue, selling expense increased by 14% for the six months ended June 30, 2007 as compared to 20% for the six months ended June 30, 2006. The primary reason for the increase was the higher commissions paid to sales representatives and sales offices in an effort to stimulate the sales market. Additional selling expenses were also incurred in connection with the marketing and advertising of new products, particularly in our cosmetics line.

General and administrative expense: General and administrative expenses were $2.36 million for the six months ended June 30, 2007, an increase of $1.33 million, or 128.96%, from approximately $1.03 million for the six months ended June 30, 2006. As a percentage of total revenue, general and administrative expense increased by approximately 13% from 12% for the six months ended June 30, 2006 to 22% for the six months ended June 30, 2007. The increase was primarily a result of an increase in allowance for doubtful accounts attributable to the increase in trade receivables for the six months ended June 30, 2007. Moreover, in June 2007, we sold 460,000 shares of our common stock in an initial public offering and incurred certain consulting service fees in connection therewith.

Research and development expense: Research and development expense for the six months ended June 30, 2007 was $5,349 as compared to $45,404 for the six months ended June 30, 2006. The decrease was primarily due to the staggered fulfillment of research and development in recent years. In keeping with plans made in previous years, we plan to enhance new product development over the next three years in order to promote sustainable growth.

Net other expense:   Net other expense, which includes interest income, non-operating income, interest expense and non-operating expenses, was approximately $299,371 for the six months ended June 30, 2007 as compared to approximately $301,900 for the six months ended June 30, 2006. The slight decrease in net other expense was primarily due to a subsidy provided by the Chinese government to support the Company’s development, partially offset by a slight increase to the interest expense during the six months ended June 30, 2007.

Benefits from (Provision for) income taxes: Benefits from income taxes was approximately $1.31 million for the six months ended June 30, 2007 as compared to a provision for income tax of approximately $0.44 million for the six months ended June 30, 2006. On March 15, 2007, one of our major subsidiaries, Shenghuo Medicine Co., Ltd., was granted an approval of their application by the PRC government for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Shenghuo Medicine Co., Ltd. recognized an aggregate of $1,099,401 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2007.

Net income: Net income increased to $2.79 million for the six months ended June 30, 2007 as compared to approximately $1.85 million for the six months ended June 30, 2006. Considering the foreign currency translation adjustments of $274,797 and $29,193, for the six months ended June 30, 2007 and 2006, respectively, comprehensive income of $3.07 million or $1.88 million was realized for the six-months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

General - As of June 30, 2007, we had cash and cash equivalents of $1,878,092. We have historically financed our business operations through bank loans, mostly prior to August 2006. As of June 30, 2007, we had borrowed from banks and other institutions and had amounts of approximately $9.2 million in short-term notes payable. As of June 30, 2007, we had also borrowed $2.6 million in our current portion of long-term debt. For the six months ending June 30, 2007, the net decrease in cash and cash equivalents was $1,813,346. The gross proceeds that the we received in June 2007 as a result of the sale of 460,000 shares of our common stock in an initial public offering was offset primarily by increases in receivables from related parties, accounts receivable and employee advances. As a result, we had a net decrease in cash and cash equivalents.

The following table provides summary information about net cash flow for the six months ended June 30, 2007 and 2006:

	Cash Flow
	Six months ended June 30,
	2007	2006
	(unaudited, in thousands)

Net cash provided by (used in) operating activities	$(2,458)	$(860)

Net cash provided by (used in) investing activities	(208)	9

Net cash provided by (used in) financing activities	799	376

Cash and Cash Equivalents at End of Period	$1,878	$1,005

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2007 was $2,457,601, as compared to cash used in operating activities of $859,533 for the six months ended June 30, 2006. The increase in cash used was primarily due to three factors. First, there was an increase in accounts receivable due to a relatively long collection period typical of the pharmaceutical industry in China. Second, we made payment on a large tax amount due. Third, there was an increase in cash flows related to inventory and employee advances, which were partially offset by the increases related to accrued expenses and deposits, and accounts payable during the six months ended June 30, 2007.

Investing Activities: Net cash used in investing activities was $207,687 for the six months ended June 30, 2007, as compared to net cash provided of $8,693 for the six months ended June 30, 2006. The increase in net cash used was primarily a result of an increase in cash flow related to payables to related parties, although the restricted cash decreased during the six months ended June 30, 2007.

Financing Activities: Net cash provided by financing activities was $798,667 for the six months ended June 30, 2007 compared to $375,507 provided for the six months ended June 30, 2006. The increase in cash provided was primarily due to our sale of stock in an initial public offering in June 2007 pursuant to which we sold 460,000 shares of our common stock at a price of $3.50 per share in an initial public offering for gross proceeds of $1,610,000. We received an aggregate of $1,094,381 of net proceeds, after deducting underwriter’s fees and other expenses of $515,619 incurred in connection with the sale.

As of June 30, 2007, our accounts receivable (less allowance for doubtful accounts of $2.26 million) were $13.32 million, an increase of $3.42 million, or 34% over accounts receivable of $9.9 million as of December 31, 2006. The collection period typically runs from six months to one year, considering the relatively long collection period in our industry. Our company normally requires one to two months to receive products that we order. Inventory has slightly increased by $901,972 for the six months ended June 30, 2007. Moreover, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales. We have implemented new policies aimed at improving collection of accounts receivable in the future, including more detailed reporting from and increased control over provincial sales offices and representatives, incentives for sales representatives more closely tied to timely collection, and more stringent enforcement of payment terms with distributors.

Employee advances were approximately $4.71 million and $3.13 million as of June 30, 2007 and December 31, 2006, respectively. The increase was primarily due to the fact that we loaned more money to our sales representatives to encourage them to expand their markets and increase sales.

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of June 30, 2007, our advance payments to our suppliers totaled approximately $262,692. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. As of June 30, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

Off-Balance Sheet Arrangements

None.

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

RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2006 other than the addition of the following risk factor:

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, Hui Zong Fa [2007] No. 78,” or “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company such as our company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

In the near future, we intend to adopt an equity compensation plan and make stock option grants under the incentive plan to our officers and directors, some of whom are PRC citizens. As a result, these optionees may be required to register with SAFE. In addition to our officers and directors that receive option grants, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. Circular 78 has not yet been made publicly available nor formally promulgated by SAFE, however, it is our understanding that SAFE has begun enforcing its provisions, although we cannot predict whether it will continue to enforce it or adopt additional or different requirements with respect to equity compensation plans. If it is determined that any of our equity compensation plans is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO concluded that our disclosure controls and procedure as of June 30, 2007 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

We are in the process of improving our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. Management may also seeks additional qualified in house or third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we take will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*
______________
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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Registrant)

August 16, 2007	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board