Form 10QSB
period 2007-09-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2007-11-15
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 19,679,400 shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 1, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION
CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS:
Current Assets:
Cash and cash equivalents	$3,584,937	$3,691,438
Restricted cash	119,315	474,576
Accounts receivable, less allowance for doubtful accounts of $1,784,341 at September 30, 2007 and $794,468 at December 31, 2006, respectively	12,516,957	9,907,184
Employee advances, less allowance for doubtful accounts of $1,481,881 and $1,429,426 at September 30, 2007 and December 31, 2006, respectively	6,800,429	3,130,045
Advances to suppliers	403,565	46,620
Inventory, net of reserve for obsolescence of $100,382 and $111,128 at September 30, 2007 and December 31, 2006, respectively	4,404,054	2,581,519
Receivable from related parties	75,217	76,751
Other current assets	230,860	17,454
Total Current Assets	28,135,334	19,925,587
Property, plant and equipment, net of accumulated depreciation of $3,966,246 and $3,333,305 at September 30, 2007 and December 31, 2006, respectively	7,455,094	7,554,747
Intangible assets, net of accumulated amortization of $36,058 and $22,569 at September 30, 2007 and December 31, 2006, respectively	635,131	624,426
Deferred income taxes	793,050	655,223
TOTAL ASSETS	$37,018,609	$28,759,983

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,356,884	$764,636
Accrued expenses	2,538,819	1,966,822
Deposits	2,792,895	1,573,426
Payable to related parties	77,623	393,213
Short-term notes payable	9,299,863	12,758,426
Advances from customers	191,987	342,531
Taxes and related payables	785,610	3,057,471
Current portion of long-term debt	1,330,219	-
Total Current Liabilities	18,373,900	20,856,525
Long-Term Debt	5,320,875	-
Total Liabilities	23,694,775	20,856,525

Commitments and Contingencies (Note 8)

Minority Interest in Net Assets of Subsidiaries	583,252	385,067

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at September 30, 2007 and December 31, 2006, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,579,400 and 19,119,400 shares issued and outstanding, respectively	1,958	1,912
Additional paid-in capital	5,943,936	4,829,633
Statutory reserves	147,023	147,023
Retained earnings	5,977,603	2,318,950
Other comprehensive income, foreign currency translation	670,062	220,873
Total Stockholders' Equity	12,740,582	7,518,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,018,609	$28,759,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sale of Products	$4,201,613	$5,142,567	$14,884,955	$13,796,773
Cost of Products Sold	1,039,578	1,314,466	3,761,754	4,478,021
Gross Profit	3,162,035	3,828,101	11,123,201	9,318,752

Operating Expenses:
Selling expense	1,545,554	1,236,817	5,179,968	2,951,964
General and administrative expense	341,372	1,692,825	2,703,843	2,724,668
Research and development expense	5,371	13,296	10,720	58,700
Total Operating Expenses	1,892,297	2,942,938	7,894,531	5,735,332

Income from Operations	1,269,738	885,163	3,228,670	3,583,420

Other Income (Expense):
Interest income	5,446	2,037	14,712	4,242
Non-operating income	384	31,360	81,388	102,508
Interest expense	(275,514)	(191,018)	(665,155)	(561,390)
Non-operating expenses	-	(190)	-	(5,071)
Net Other Income (Expense)	(269,684)	(157,811)	(569,055)	(459,711)

Income Before Income Taxes	1,000,054	727,352	2,659,615	3,123,709
Benefit from (provision for) income taxes	(86,861)	(259,234)	1,223,386	(697,357)
Minority interest in income of subsidiaries	(45,552)	(152,811)	(224,348)	(260,746)
Net Income	$867,641	$315,307	$3,658,653	$2,165,606
Foreign currency translation adjustment	174,392	88,901	449,189	118,094
Comprehensive Income	$1,042,033	$404,208	$4,107,842	$2,283,700

Earnings Per Share:
Basic	$0.04	$0.02	$0.19	$0.13
Diluted	$0.04	$0.02	$0.19	$0.13
Weighted-Average Shares Outstanding:
Basic	19,579,400	17,170,309	19,292,953	16,545,024
Diluted	19,635,898	17,170,309	19,345,401	16,545,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$3,658,653	$2,165,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503,559	515,307
Deferred income taxes	(109,382)	(239,262)
Minority interest in income of subsidiaries	224,348	482,584
Stock issued for services	-	1,122,912
Warrants issued for services	19,968	-

Change in current assets and liabilities:
Accounts receivable	(2,168,849)	(8,275,347)
Employee advances	(3,472,425)	(203)
Advances to suppliers	(347,767)	(35,078)
Inventory	(1,684,096)	2,220,140
Other current assets	(212,717)	42,906
Accounts payable	550,162	47,068
Accrued expenses and deposits	1,619,494	440,100
Advances from customers	(160,826)	183,863
Unearned revenue	-	(45,383)
Taxes and related payables	(2,344,511)	2,261,745
Net Cash (Used in) Provided by Operating Activities	(3,924,389)	886,958

Cash Flows from Investing Activities:
Receivable from related parties	13,198	179,357
Restricted cash	366,485	(141,514)
Capital expenditures	(96,833)	(106,287)
Acquisition of land use rights	-	(20,202)
Net Cash (Used in) Provided by Investing Activities	282,850	(88,646)

Cash Flows from Financing Activities:
Payable to related parties	(324,450)	(92,687)
Issuance of stock for cash	1,094,381	-
Proceeds from short and long-term loans	17,978,676	2,938,466
Payments on short-term loans	(15,350,496)	(2,243,120)
Purchase of minority interest	-	(260,654)
Net Cash Provided by Financing Activities	3,398,111	342,005

Effect of exchange rate changes on cash	136,927	(152,084)
Net Increase (Decrease) in Cash and Cash Equivalents	(106,501)	988,233
Cash and Cash Equivalents at Beginning of Period	3,691,438	1,104,043
Cash and Cash Equivalents at End of Period	$3,584,937	$2,092,276

Supplemental Information
Cash paid for interest	$606,376	$207,576
Non Cash investing and financing activities
Reduction in carrying amount of assets related to acquisition of minority interest	$-	$428,230
Conversion of common shares to minority interest	-	223,312
Proceeds of offering held in escrow receivable	-	1,522,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc., (formerly known as SRKP 8, Inc.) (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on September 18, 2007.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Translating Financial Statements– The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The condensed consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

NOTE 2 – ORGANIZATION AND NATURE OF OPERATIONS

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Warrants also vested immediately, have an exercise price of $2.50, and expire five years from the date of issue. The Warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, estimated life of 5 years, estimate market price of $0.90, volatility of 44.96% and a risk-free interest rate of 4.73%. This resulted in a fair value of $0.1124 per warrant for a total value of $11,240 for the 100,000 warrants. On October 10, 2007 the Warrants were exercised and the Company received proceeds of $250,000.

As part of several agreements, the Company agreed to register the 1,242,400 shares of its common stock and the shares underlying the Warrants. The Company also agreed to register the 2,000,000 shares of common stock that were to be issued for cash and the 664,000 shares of common stock that were held by the Company’s shareholders immediately prior to the Agreement.

As part of these agreements, the Company agreed to a penalty provision with certain shareholders. If the Company failed to register the 2,000,000 shares that were issued for cash due to failure on the part of the Company, the Company would pay to those shareholders a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There was no maximum potential consideration to be transferred. The Company also agreed to file the registration statement no later than thirty days after the consummation of the agreement and agreed to use reasonable best efforts to cause such registration statement to become effective within one hundred and fifty (150) days after the consummation of the agreement, or one hundred eighty (180) days after the consummation of the agreement if the registration statement was subject to a full review by the SEC. The Company is also required to use its reasonable best efforts to maintain the Registration Statement effective for a period of twenty-four (24) months at the Company’s expense. The registration statement for the above securities was declared effective by the SEC on June 14, 2007.

Similarly, the Company agreed that if the Company failed to register 315,400 of the shares that were outstanding prior to the Agreement or the 1,042,400 shares issued for services rendered, due to failure on the part of the Company, additional shares of its common stock would be issued to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. Correspondingly, there is no maximum potential consideration to be transferred in connection with the registration of these shares. Further, the Company agreed to file a registration statement no later than the tenth (10) day after the end of the six (6) month period that immediately follows the filing date of the initial registration statement (the “Required Filing Date”). The Company agreed to use its reasonable best efforts to cause such registration statement to become effective within one hundred and twenty (120) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the SEC. In addition, the Company agreed to use its reasonable best efforts to maintain the registration statement effective for a period of twenty-four (24) months at the Company’s expense. There is no penalty associated with the other shares or the Warrants.

The Company considers any probability of payment of either of these penalties to be remote as both are on a best efforts basis and the Company intends to and has resources available to comply with all requirements listed above. Therefore, there are no liabilities accrued or gains or losses resulting from changes to this liability included in the financial statements. On September 19, 2007, the Securities and Exchange Commission declared the Registration Statement covering the above mentioned shares effective.

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

In October 1995, Shenghuo was formed under the laws of the Peoples Republic of China (“PRC”) and subsequently acquired an 80% interest in both Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), and a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). All of these entities were also formed in and operate within the PRC. Stockholders' equity was represented by share capital and no shares were outstanding prior to August 31, 2006. Share capital of Shenghuo prior to the consummation of the agreement was $2,660,760. On August 30, 2006, the minority shareholders of Medicine agreed to transfer 19% of their 20% interest to Shenghuo for $249,800. Also on August 30, 2006, the minority shareholders of Import/Export agreed to transfer 19% of their 20% interest to Shenghuo for $24,980. Subsequent to these transfers, Shenghuo owns 99% of the equity interests in Medicine and Import/Export.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, Shenghuo formed Kunming Beisheng Tech Development Ltd. “Beisheng”, under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, import and export business on medicines, equipment and pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. In August 2007, Shenghuo, which is the 93.75%-owned subsidiary of the Company, established a new subsidiary named Pingbian Shenghuo Nanyao Development Co., LTD. (“Pingbian Shenghuo”). Pingbian Shenghuo, which was organized under the laws of the PRC, has a registered capital of RMB 1,000,000 and Shenghuo holds 100% of the equity interest of Pingbian Shenghuo. The scope of operation of Pingbian Shenghuo is to produce and refine the raw materials, such as Sanchi, that are needed to produce our products. There were no material operations for Beisheng or Pingbian Shenghuo for the nine months ended September 30, 2007.

NOTE 3 – SELECTED SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents– The Company’s cash and cash equivalents are maintained in bank deposit accounts. The Company has not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. The Company did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable and Employee Advances and Allowance for Doubtful Accounts– Trade receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Customers that have outstanding balances for longer than three months have their credit curtailed. Other receivables consist of business advances to employees for travel and related expenses and various prepaid expenses. As time passes from when advances are made to employees for travel and related expenses, the Company will create an allowance for these older receivables as the likelihood of collection from each particular employees decreases as their respective advances age. The Company believes that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold. The allowance for doubtful accounts at September 30, 2007 for trade accounts receivable and other receivables was $1,784,341 and $1,481,881, respectively, and at December 31, 2006, was $794,468 and $1,429,426, respectively.

Advances to Suppliers and Advances from Customers– As is customary in the PRC, the Company will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings per Share– Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of September 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share, warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. There were no potentially dilutive shares at September 30, 2006.

Comprehensive Income (Loss)– Other comprehensive income (loss) presented in the condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Advertising Expense – The Company expenses advertising costs as incurred. Advertising costs for the nine months ended September 30, 2007 and 2006 were $22,538 and $31,776, respectively.

Recently Enacted Accounting Standards– In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	September 30,	December 31,
	2007	2006

Raw materials	$890,816	$843,163
Work-in-process	2,216,802	546,156
Finished goods	970,360	620,676
Product on consignment	426,458	682,652

Gross Inventory	4,504,436	2,692,647

Less: Provision for obsolescence	(100,382)	(111,128)

Net Inventory	$4,404,054	$2,581,519

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2007 and December 31, 2006, the Company had payables due to related parties in the amount of $77,623 and $393,213, respectively. These amounts are due on demand and do not accrue interest.

In August 2007 the Company obtained a loan for $6,651,094 which is guaranteed by a stockholder. This loan guarantee is more fully described in Note 7.

NOTE 6 – INCOME TAXES

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 15, 2007, the Company’s majority owned subsidiary, Medicine, was granted an approval of their application by the government of the PRC for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Medicine recognized an aggregate of $1,099,401 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2007.

NOTE 7 – LONG TERM DEBT

On August 17, 2007, the Company received a loan for $6,651,094 (RMB 50 million) from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722% and which is due quarterly. Principal payments for the loan are as follows:

2007	$665,109
2008	1,995,328
2009	3,990,657
6,651,094
Less current portion	(1,330,219)
Long term debt	$5,320,875

The loan is for working capital and is guaranteed by Lan's International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 78% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of the Company’s loan.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Economic environment– Since all of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. The Company’s operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms, environmental reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, all of the Company’s revenue is denominated in the PRC’s currency CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dependence on a single raw material– The primary ingredient in all of the Company’s products is Sanchi, an herb grown in two provinces of the PRC. The Company relies on its in-house purchasing department to acquire sufficient Sanchi at reasonable prices and may on occasion make advance payments to suppliers that include provisions setting the purchase price and delivery date. However, the Company is not reliant on a single source or supplier in order to obtain the Sanchi.

Contingent Liability – The Company was sued by a former employee for violation of his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. The Company accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment on April 27, 2004. In 2006, the plaintiff has asked the court to have the Company pay a penalty for not paying the judgment timely in the amount of $100,000. The court had frozen a bank account that had $105,284. During the fourth quarter of 2006, the court rejected the request for the penalty and released the funds back to the Company. The employee has now asserted claims for allegedly ruining the employee’s reputation and causing mental anguish. No amount has been recorded in connection with this claim as the Company believes that no information suggests that it is probable a liability has been incurred and the amount of loss as a result of this litigation cannot be reasonably estimated.

NOTE 9 – STOCKHOLDERS EQUITY

The Company has outstanding warrants to purchase 100,000 shares of common stock with an exercise price of $2.50 which expire five years from the date of issue of August 31, 2006. On October 10, 2007 the warrants were exercised and the Company received proceeds of $250,000.

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

On September 25, 2007, pursuant to agreements with the two of the Company’s independent directors, the Company issued each independent director 3,000 five-year warrants at an exercise price of $3.50 per share. The warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, estimated life of 5 years, closing market price of $4.84, volatility of 72.4% and a risk-free interest rate of 4.26%. This resulted in a fair value of $3.328 per warrant for a total value of $19,968 for the 6,000 warrants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this quarterly report.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions; changes in foreign, political, social, and economic conditions; our expansion into the retail distribution of our cosmetic products; regulatory initiatives and compliance with governmental regulations; the ability to achieve further market penetration and additional customers; and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this quarterly report.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 80% of our sales for the nine months ended September 30, 2007.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Approximately 9.4% of sales of Xuesaitong Soft Capsules are sold to hospitals directly while approximately 85% of sales are made to distributors. Our three largest customers are Yunnan Province Pharmaceutical, LTD.; Nanyang Jikang Medicine LTD; and Beijing Ai’xin Weiye Medicine, LTD all of which accounted for 6.2%, 5.4% and 5.1% of our sales, respectively, for the nine months ended September 30, 2007.

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

In September 2007, we expanded the geographic region in which our 12Ways cosmetic products were sold from our native Yunnan province to a number of cities and provinces outside our local region. We hope to open a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China by the first half of 2008, eventually expanding our retail presence across China. In addition, we intend to open a 12Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; prepare counters for opening within budget; hire, train and retain personnel; secure required governmental permits and approvals; contain payroll costs; and generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. If we fail to raise capital in overseas markets, we expect to encounter great difficulties as a result of the shortage of working capital which we will face when our new cosmetic and health products come onto the market. There is potential for growth in production and sales, due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because the uncertainty of test results and clinical approvals, which relates only to our new products. Over the last three years, the price of the main raw material we use - sanchi - has stabilized and is rising slightly, which will likely increase our cost of products sold.

Recent Events

On October 10, 2007, a warrant holder fully exercised its warrants to purchase an aggregate of 100,000 shares of our common stock at a per share exercise price of $2.50. The exercise of the warrants was conducted in accordance with the warrant agreement entered into by the holder and us on August 31, 2006. As a result of the exercise, we issued the holder 100,000 shares of common stock and we received aggregate exercise proceeds of $250,000.

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

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. In connection with opening Bankers' Acceptance Bill, we have restricted cash in the amount of $119,315 as of September 30, 2007. We did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable and Employee Advances and Allowance for Doubtful Accounts –Trade receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Customers that have outstanding balances for longer than three months have their credit curtailed. Other receivables consist of business advances to employees for travel and related expenses and various prepaid expenses. As time passes from when advances are made to employees for travel and related expenses, we will create an allowance for these older receivables as the likelihood of collection from each particular employees decreases as their respective advances age. We believe that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold. The allowance for doubtful accounts at September 30, 2007 for trade accounts receivable and other receivables was $1,784,341 and $1,481,881, respectively, and at December 31, 2006, was $794,468 and $1,429,426, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of September 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share, warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. There were no potentially dilutive shares at September 30, 2006.

Advertising Expense – We expense advertising costs as incurred. Advertising costs for the nine months ended September 30, 2007 and 2006 were $22,538 and $31,776, respectively.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Results of Operations

Three Months Ended September 30, 2007 and 2006

The following table sets forth our statements of operations for the three months ended September 30, 2007 and 2006 in U.S. dollars (unaudited):

	For the three months ended September 30,
	2007	2006	Change ($)	Variance (%)
	(in thousands, except share and per share amounts)

Sale of products	$4,202	$5,142	$-940	-18.30%
Cost of products sold	1,040	1,314	-274	-20.91%
Gross profit	3,162	3,828	-666	-17.40%

Operating expenses:
Selling expenses	1,546	1,237	309	24.96%
General and administrative expenses	341	1,693	-1,352	-79.83%
Research and development expenses	5	13	-8	-59.60%
Total operating expenses	1,892	2,943	-1,051	-35.70%

Income from operations	1,270	885	385	43.45%

Other income (expenses):
Interest income	5	2	3	167.35%
Non-operating income	0	31	-31	-98.78%
Interest expense	-275	-191	-84	44.23%
Non-operating expenses	0	0	0	-100.00%
Net other expense	-270	-158	-112	70.89%

Income before income taxes	1,000	727	273	37.49%
Provision for income taxes	-87	-259	172	-66.49%
Minority interest in income of subsidiaries	-45	-153	108	-70.19%
Net income	868	315	553	175.17%
Foreign currency translation adjustments	174	89	85	96.16%
Comprehensive income	$1,042	$404	$638	157.80%

Earnings per share
Basic	$0.04	$0.02	$0.03	141.32%
Diluted	$0.04	$0.02	$0.03	140.62%

Weighted-average shares outstanding
Basic	19,579,400	17,170,309	2,409,091	14.03%
Diluted	19,635,898	17,170,309	2,465,589	14.36%

Sale of products: Sale of products for the three months ended September 30, 2007 was approximately $4.20 million, a decrease of approximately $0.94 million, or 18.30%, from $5.14 million for the three months ended September 30, 2006. The decrease in sale of products was primarily due to us adopting more stringent credit policies, which resulted in a change in our customer base. The more stringent credit policies are designed to improve the quality and mix of our customer base, in addition to reducing the amount of uncollectible account receivables. Due to these stricter credit policies, we experienced a decrease in sales volume during the third quarter of 2007 but believe the implementation of these policies will improve our customer base and financial results in future periods.

Cost of products sold: Our cost of products sold for the three months ended September 30, 2007 was approximately $1.04 million, a decrease of approximately $0.27 million, or 20.91%, from approximately $1.31 million for the three months ended September 30, 2006. The decrease in cost of products sold was primarily due to a decrease in the sales volume of our products, which was primarily caused by our adoption of stricter credit policies as described above.

Gross profit: Our gross profit for the three months ended September 30, 2007 was approximately $3.16 million as compared with approximately $3.83 million for the three months ended September 30, 2006. The decrease in gross profit as an amount was primarily due to a decrease in a decrease in the volume of sales of our products, which was primarily caused by our adoption of stricter credit policies as described above. Gross profit as a percentage of revenues was approximately 75.3% for the three months ended September 30, 2007, an increase of 0.9% from approximately 74.4% for the three months ended September 30, 2006.

Selling expense:   Selling expenses were approximately $1.55 million for the three months ended September 30, 2007, an increase of $0.31 million, or 24.96%, from approximately $1.24 million for the three months ended September 30, 2006. As a percentage of total revenue, selling expense increased by 36.8% for the three months ended September 30, 2007 as compared to 24.1% for the three months ended September 30, 2006. The primary reason for the increase was an increase in advertisement and production expenses, in addition to increased salaries paid to newly recruited employees in one of our subsidiaries, Shenghuo Cosmetic Co. LTD.

General and administrative expense: General and administrative expenses were approximately $0.34 million for the three months ended September 30, 2007, a decrease of $1.35 million, or 79.83%, from approximately $1.69 million for the three months ended September 30, 2006. The decrease was primarily a result of our improved control over the collection of account receivables and other receivables, which resulted from our adoption of more stringent credit policy and a change in our customer base.

Research and development expense: Research and development expense for the three months ended September 30, 2007 was $5,371 as compared to $13,296 for the period ended September 30, 2006. The decrease was primarily due to the staggered fulfillment of research and development in recent years. Consistent with plans made in previous years, we plan to enhance new product development over the next three years in order to promote sustainable growth.

Net other expense:   Net other expense, which includes interest income, non-operating income, interest expense and non-operating expenses, was $269,684 for the three months ended September 30, 2007 and $157,811 for the three months ended September 30, 2006. The increase in net other expenses was primarily due to an increase in interest expenses resulting from an increase in bank loans.

Net income: Net income increased to $0.87 million for the three months ended September 30, 2007 as compared to $0.32 million for the three months ended September 30, 2006, an increase of $0.55 million. Considering the foreign currency translation adjustments of $174,392 and $88,901, for the three months ended September 30, 2007 and 2006, respectively, comprehensive income of $1.04 million or $0.40 million was realized for the three-months ended September 30, 2007 and 2006, respectively.

Nine months Ended September 30, 2007 and 2006

The following table sets forth our statements of operations for the nine months ended September 30, 2007 and 2006 in U.S. dollars (unaudited):

	For the nine months ended September 30,
	2007	2006	Change ($)	Variance (%)
	(in thousands, except earnings per share and share amounts)

Sale of products	$14,885	$13,797	$1,088	7.89%
Cost of products sold	3,762	4,478	-716	-16.00%
Gross profit	11,123	9,319	1,804	19.36%

Operating expenses:
Selling expenses	5,180	2,952	2,228	75.48%
General and administrative expenses	2,704	2,724	-20	-0.76%
Research and development expenses	11	59	-48	-81.74%
Total operating expenses	7,895	5,735	2,160	37.65%

Income from operations	3,228	3,584	-356	-9.90%

Other income (expenses):
Interest income	15	4	11	246.82%
Non-operating income	81	103	-22	-20.60%
Interest expense	-665	-561	-104	18.48%
Non-operating expenses	0	-5	5	-100.00%
Net other expense	-569	-460	-110	23.79%

Income before income taxes	2,660	3,124	-464	-14.86%
Benefit from (provision for) income taxes	1,223	-697	1,921	-275.43%
Minority interest in income of subsidiaries	-224	-261	37	-13.96%
Net income	$3,659	$2,166	$1,493	68.94%
Foreign currency translation adjustments	449	118	331	280.37%
Comprehensive income	$4,108	$2,284	$1,824	79.88%

Earnings per share
Basic	$0.19	$0.13	$0.06	44.88%
Diluted	$0.19	$0.13	$0.06	44.49%

Weighted-average shares outstanding
Basic	19,292,953	16,545,024	2,747,929	16.61%
Diluted	19,345,401	16,545,024	2,800,377	16.93%

Sale of products: Sale of products for the nine months ended September 30, 2007 was approximately $14.89 million, an increase of approximately $1.09 million, or 7.89%, from approximately $13.80 million for the nine months ended September 30, 2006. The increase was primarily due to the increase in sales prices of our products and our further developed distribution network over a majority of the 29 provinces or regions in China, partially offset by a decrease in our sales volume in the third quarter due to the adoption of stricter credit policies as described above.

Cost of products sold:  Our cost of products sold for the nine months ended September 30, 2007 was approximately $3.76 million, a decrease of approximately $0.72 million, or 16.00%, from approximately $4.48 million for the nine months ended September 30, 2006. Though the sale of products increased 7.89% for the nine months ended September 30, 2007 as compared to the sale of products for the nine months ended September 30, 2006, there was a decrease in the unit price of raw materials that are used in a majority of our products resulting from changes in medicine pricing policy in China, which resulted in a decrease for cost of products sold. In addition, there was a slight decrease in volume of sales during the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006.

Gross profit: Our gross profit for the nine months ended September 30, 2007 was approximately $11.12 million as compared with approximately $9.32 million for the nine months ended September 30, 2006. Gross profit as a percentage of revenues was approximately 74.7% for the nine months ended September 30, 2007, an increase of approximately 7.2% from 67.5% for the nine months ended September 30, 2006. The increase in gross margin was primarily due to an increase in revenue which resulted from an increase in sales price and a decrease in cost of products, partially offset by a decrease in its sales volume in the third quarter due to the adoption of stricter credit policies as described above.

Selling expense:   Selling expenses were approximately $5.18 million for the nine months ended September 30, 2007, an increase of $2.23 million, or 75.48%, from approximately $2.95 million for the nine months ended September 30, 2006. As a percentage of total revenue, selling expense increased by 34.8% for the nine months ended September 30, 2007 as compared to 21.4% for the nine months ended September 30, 2006. The primary reason for the increase was the higher commissions paid to sales representatives and sales offices in an effort to stimulate the sales market. Additional selling expenses were also incurred in connection with the marketing and advertising of new products, particularly in our cosmetics line.

General and administrative expense: General and administrative expenses were $2.70 million for the nine months ended September 30, 2007, a slight decrease of approximately $21,000, or less than one percent, from approximately $2.73 million for the nine months ended September 30, 2006. As a percentage of total revenue, general and administrative expense decreased by approximately 1.6% from 19.7% for the nine months ended September 30, 2006 to 18.2% for the nine months ended September 30, 2007. The decrease was primarily a result of our adoption of more stringent credit policies in the third quarter of 2007 and a decrease in allowance for doubtful accounts attributable to the collection in trade receivables and other receivables, where the account age is more than one year, for the nine months ended September 30, 2007.

Research and development expense: Research and development expense for the nine months ended September 30, 2007 was $10,720 as compared to $58,700 for the nine months ended September 30, 2006. The decrease was primarily due to the staggered fulfillment of research and development in recent years. In keeping with plans made in previous years, we plan to enhance new product development over the next three years in order to promote sustainable growth.

Net other expense:   Net other expense, which includes interest income, non-operating income, interest expense and non-operating expenses, was $569,055 for the nine months ended September 30, 2007 as compared to $459,711 for the nine months ended September 30, 2006, an increase of $109,344, or 23.8%. The increase in net other expense was primarily due to the increase in bank loans and related increase in interest expense.

Benefits from (Provision for) income taxes: Benefit from income taxes was approximately $1.22 million for the nine months ended September 30, 2007 as compared to a provision for income tax of approximately $0.70 million for the nine months ended September 30, 2006. The increase in the benefits from income taxes was related to our receipt of a grant of relief from income taxes. On March 15, 2007, one of our major subsidiaries, Shenghuo Medicine Co., Ltd., was granted an approval of their application by the PRC government for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Shenghuo Medicine Co., Ltd. recognized an aggregate of $1,099,401 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2007.

Net income: Net income increased to $3.66 million for the nine months ended September 30, 2007 as compared to approximately $2.17 million for the nine months ended September 30, 2006, an increase of $1.49 million, or 68.94%. Considering the foreign currency translation adjustments of $449,189 and $118,094, for the nine months ended September 30, 2007 and 2006, respectively, comprehensive income of $4.11 million or $2.28 million was realized for the six-months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

General - As of September 30, 2007, we had cash and cash equivalents of $3,584,937. We have historically financed our business operations through bank loans, in addition to equity offerings. As of September 30, 2007, we had borrowed from banks and other institutions and had amounts of approximately $9.3 million in short-term notes payable. As of September 30, 2007, we had also borrowed $1.3 million in our current portion of long-term debt. For the nine months ending September 30, 2007, the net decrease in cash and cash equivalents was $106,501. The gross proceeds that we received in June 2007 as a result of the sale of 460,000 shares of our common stock in an initial public offering were offset primarily by increases in receivables from related parties, accounts receivable and employee advances. In addition, we received gross proceeds of $250,000 in October 2007 from an exercise of warrants by a warrant holder to purchase 100,000 shares of our common stock at a per share exercise price of $2.50.

On August 17, 2007, we received a loan for $6,651,094 (RMB 50 million) from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722%, which is due quarterly. Principal payments for the loan are as follows:

2007	$665,109
2008	1,995,328
2009	3,990,657
6,651,094
Less current portion	(1,330,219)
Long term debt	$5,320,875

The loan is for working capital and is guaranteed by Lan's International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 77.3% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of our loan.

The following table provides summary information about net cash flow for the nine months ended September 30, 2007 and 2006:

	Cash Flow
	Nine months ended September 30,
	2007	2006
	(unaudited, in thousands)

Net cash provided by (used in) operating activities	$(3,924)	$887

Net cash provided by (used in) investing activities	283	89

Net cash provided by (used in) financing activities	3,398	342

Cash and Cash Equivalents at End of Period	$3,585	$2,092

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2007 was approximately $3.92 million, as compared to cash provided by operating activities of $0.89 million for the nine months ended September 30, 2006. The increase in cash used was primarily due to three factors. First, there was an increase in accounts receivable in the amount of $2.61 million due to a relatively long collection period typical of the pharmaceutical industry in China. Second, we made payment of $2.9 million on a tax amount due. Third, there was an increase in cash flows related to inventory and employee advances, which were partially offset by the increases related to accrued expenses, deposits, and accounts payable during the nine months ended September 30, 2007.

Investing Activities: Net cash provided by investing activities was $282,850 for the nine months ended September 30, 2007, as compared to net cash used in the amount of $88,646 for the nine months ended September 30, 2006. The increase in net cash provided by investing activities was primarily a result of $366,485 in cash provided by a release of restricted cash for the nine months ended September 30, 2007, as compared to cash used in the amount of $14,514 for the same period in 2006.

Financing Activities: Net cash provided by financing activities was approximately $3.40 million for the nine months ended September 30, 2007 compared to $342,005 provided for the nine months ended September 30, 2006. The increase in cash provided was primarily due to our sale of stock in an initial public offering in June 2007 pursuant to which we sold 460,000 shares of our common stock at a price of $3.50 per share in an initial public offering for gross proceeds of $1,610,000. We received an aggregate of $1,094,381 of net proceeds, after deducting underwriter’s fees and other expenses of $515,619 incurred in connection with the sale.

As of September 30, 2007, our accounts receivable (less allowance for doubtful accounts of $1.78 million) were $12.52 million, an increase of $2.61 million, or 26.3% over accounts receivable of $9.9 million as of December 31, 2006. The collection period typically runs from nine months to one year, considering the relatively long collection period in our industry. In the third quarter of 2007, we adopted more stringent credit policies designed to improve the quality and mix of our customer base, in addition to reducing the amount of uncollectible account receivables. Due to these stricter credit policies, we experienced a decrease in sales volume during the third quarter but believe the implementation of these policies will improve our customer base and reduce the amount of uncollectible account receivables in future periods.

Our company normally requires one to two months to receive products that we order. Inventory increased during the nine month period ended September 30, 2007 by approximately $1.82 million, an increase of 70.60% over inventory as of December 31, 2006. The increase in inventory was primarily due to the increase in work in progress. We purchased a significant amount of Sanchi, which is our main raw material for products. In order to avoid a risk of spoilage by storing the Sanchi in our warehouse, our production department purified the Sanchi into powder for storage. As a result, inventory increased. Moreover, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales. We have implemented new policies aimed at improving collection of accounts receivable in the future, including more detailed reporting from and increased control over provincial sales offices and representatives, incentives for sales representatives more closely tied to timely collection, and more stringent enforcement of payment terms with distributors.

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of September 30, 2007, our advance payments to our suppliers totaled approximately $0.40 million. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. As of the date of this report, we have no material commitments for capital expenditures. We cannot assure that such funding will be available.

We make significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and gain new customers. We believe the sales representatives are more able to expand into new markets and obtain new customers if they have advanced funds for their travel, meals, and other incidental expenses that arise over the time they perform their functions as sales representatives. Because recently the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense, prior to September 2006, we did not ask sales representatives to pay off advances immediately. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September of 2006, we began to more vigorously pursue collection of all employee advances. Nonetheless, there are some employee advances that have aged significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. When we makes advances to sales representatives, we require that our selling offices sign advance agreements with sales representatives to arrange the specific purpose of the advance, the amount of the advance, and the term of the advance. Our finance department records the detail of advances and checks the remaining balance with sales representatives every month. We also supervise the repayment of the advances. For sales representatives who do not have good credit, we require them to use real property as collateral when receiving advances from us. Additionally, for sales representatives who refuse to pay off the advances, we attempt to collect on the advances and decrease the risk of bad debt as much as possible by withholding sales commissions, prosecuting delinquent sales representatives, and by other valid means of collection. On January 1, 2007, we added punitive measures for overdue advances to the advance agreement.

Employee advances were approximately $6.80 million at September 30, 2007 and $3.13 million as of December 31, 2006. The increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. We began to experience a significant increase in employee advances in the fourth quarter of 2006. As of September 30, 2007, the gross amount of employee advances was $8.28 million and as of December 31, 2006 it was $4.56 million, an increase of $3.72 million in that nine-month period. As of September 30, 2007, the gross amount of employee advances aged over one year was $1.57 million. Additionally, we began to employ more sales representatives in September 2006 and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of employee advances, we, our compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of employee advances for the years ended December 31, 2006 and 2005 and the nine months ended September 30, 2007.

	Balance at beginning of period	Additions	Reductions	Balance at end of period

For the year ended December 31, 2005
Gross amount of employee accounts	$3,309,841	$1,543,143	$2,217,715	$2,635,269
Allowance for doubtful accounts	719,661	-	61,260	658,401
Net amount	$2,590,180	$1,543,143	$2,156,455	$1,976,868

For the year ended December 31, 2006
Gross amount of employee advances	$2,635,269	$3,492,160	$1,567,958	$4,559,471
Allowance for doubtful accounts	658,401	771,025	-	1,429,426
Net amount	$1,976,868	$2,721,135	$1,567,958	$3,130,045

For the nine months ended September 30, 2007
Gross amount of employee advances	$4,559,471	$7,646,626	$3,923,787	$8,282,310
Allowance for doubtful accounts	1,429,426	52,455	-	1,481,881
Net amount	$3,130,045	$7,594,171	$3,923,787	$6,800,429

As of December 31, 2006, we had accrued taxes that included $1.4 million in income taxes and $1.6 million in Value Added Taxes, or VAT taxes. In China, companies are required to file income tax returns for the current year before April 15 of the following year and file VAT tax returns for the current month within ten days of the end of the month. In the past, we filed VAT tax returns every month after getting VAT invoices; however, because some customers did not immediately process these invoices, we did not include on a timely basis those invoices in the income and VAT tax returns. In June 2006, we became aware that there were some income taxes and VAT taxes that were not included on a timely basis on our tax returns and we requested that these customers process all invoices from us. On March 15, 2007, one of our majority owned subsidiaries was granted an exemption from income taxes for the years ended December 31, 2006 and 2005. The approval of this exemption by the government of the PRC reduced the amount of prior income tax payable during the first quarter of 2007 by $904,501. We have communicated to the taxing authorities the situation and we have agreed to a payment schedule with the taxing authority in order to become current in the payment of VAT taxes. Under the agreed payment schedule, we remitted all VAT taxes incurred during prior periods over a three month period and became current in our payment of VAT taxes in July 2007. As of September 30, 2007, we had accrued taxes that included approximately $0.2 million in income taxes and $0.6 million in VAT taxes. During 2007, we believe that we will have sufficient cash flows to meet the accrued tax liabilities.

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

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 80% of our revenues;
•	our reliance on a few suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;
•	our ability to develop and market new products;
•	our ability to establish and maintain a strong brand;
•	costs and expenses related to expansion of retail distribution of products;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;
•	protection of our intellectual property rights;
•	market acceptance of our products;
•	changes in the laws of the PRC that affect our operations;
•	any recurrence of severe acute respiratory syndrome or avian flu;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	development of a public trading market for our securities;
•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
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

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to invest in our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our securities could decline due to the occurrence of any of these risks, and an investor may lose all or part of his investment.

As described above, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below.

RISKS RELATED TO OUR OPERATIONS

Our Current Business Is Primarily Based On A Single Product, Which Currently Accounts For More Than 90% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

More than 90%, 80%, and 85% of our revenue for the years ended December 31, 2005 and 2006 and the nine months ended September 30, 2007, respectively, comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails. If we experience difficulties or obstacles in the manufacture and sale of the Xuesaitong Soft Capsules, or if our licenses and government approvals are revoked to sell the product, then we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

We Rely On A Few Suppliers For Sanchi, The Primary Ingredient in Most of Our Products, And Any Disruption With Our Suppliers Could Delay Product Shipments And Have a Material Adverse Impact on Our Business Operations And Profitability.

Due to the limited availability of Sanchi, we currently rely on a small number of suppliers as our source for Sanchi, the primary raw material that is needed for us to produce our products. We believe that there are few alternative suppliers available to supply the Sanchi plant, and should any of our current suppliers terminate their business arrangements with us or increase their prices of materials supplied, it could delay product shipments and would adversely affect our business operations and profitability. In addition, if the suppliers refused to sell Sanchi, or increased the sales prices of Sanchi, our results of operations would be materially and adversely impacted.

If Our Primary Product Is Subject To New Competition From Other Medicines Or Is Removed From China’s Insurance Catalogue In The Future, Our Revenue Will Suffer Substantially.

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Since 2005, the main product, Xuesaitong Soft Capsules, that we manufacture and sell is listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. Xuesaitong Soft Capsules accounted for more than 90%, 80%, and 85% of our revenue for the years ended December 31, 2005 and 2006 and the nine months ended September 30, 2007, respectively, and if this product becomes subject to new competition from other medicines listed in the Insurance Catalogue or removed from the Insurance Catalogue in the future, our total revenue will suffer substantially.

We May Need To Raise Additional Capital To Fund Our Operations, And Our Failure To Raise Additional Capital May Force Us To Delay, Reduce, Or Eliminate Our Product Development Programs.

Due to the significant amount of funds required for research and development and the subsequent marketing of products, the pharmaceutical industry is very capital intensive. The industry is characterized by large receivable turnovers, which could mean that we will need more working capital if our revenues increase. We have traditionally been committed to research and development and it is possible that we will need to raise additional capital within the foreseeable future. Additional capital may be needed for the development of new products or product lines, financing of general and administrative expenses, licensing or acquisition of additional technologies, and marketing of new or existing products. There are no assurances that we will be able to raise the appropriate amount of capital needed for our future operations. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our product development programs.

We Make Cash Employee Advances To Our Sales Representatives, And If We Are Not Able To Collect On These Advances In A Timely Manner, Or At All, Then It Will Decrease The Amount Of Working Capital That We Have Available To Effectively Operate Our Business.

We make cash advances to our sales representatives in an attempt to encourage and assist them in expanding the marketing and sales of our products into new regions. We employ a large number of sales representatives and, as a result, the aggregate amount sufficient to sales representatives is a significant amount. We have experienced a significant growth in the amount of outstanding employee advances, and if we are unable to collect such advances in a timely manner, or at all, it will reduce our available cash and restrict out ability to effectively operate our business. As of September 30, 2007, the gross amount of employee advances was $8.3 million and as of December 31, 2006 it was $4.6 million, an increase of $3.7 million. By making such cash advances, we will not have the amounts advanced available to operate our business, reducing our liquidity and forcing us to look to other, possibly less cost efficient, sources of capital to fund our operations. In addition, if we are unable to collect the amounts advanced, or if it takes a significant amount of time and resources to collect such advances, our results of operation may suffer, and the value of our stock may decline.

Our Three Largest Customers Account For A Significant Percentage of Our Sales. We Cannot Be Certain That These Sales Will Continue; If They Do Not, Our Revenues Will Likely Decline.

Our three largest customers collectively accounted for approximately 21.7%, 32.1%, and 16.7% of our sales for the years ended December 31, 2005 and 2006 and for the nine months ended September 30, 2007, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations.

Rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of September 30, 2007, we had 400 full-time, salaried employees, in addition to our employment over 530 sales representatives who are paid on a commission basis. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

Our Planned Expansion Of Sales Into Overseas Markets Could Fail, Reduce Operating Results And/Or Expose Us To Increased Risks Associated With Different Market Dynamics And Competition In Any Of The Foreign Countries Where We Attempt To Sell Our Products.

We could face many new obstacles in our planned expansion of product sales in overseas markets. These markets are untested for our products and we face risks in expanding our business overseas, which include differences in regulatory product testing requirements, patent protection, taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

We Are Dependent On Certain Key Personnel And Loss Of These Key Personnel Could Have A Material Adverse Effect On Our Business, Financial Condition And Results Of Operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Gui Hua Lan, our Chief Executive Officer, Zheng Yi Wang, our Executive Director of Exports, Feng Lan, our President, Lei Lan, our Executive Director of Sales, and Qiong Hua Gao, our Chief Financial Officer, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure you that we will be able to hire or retain such employees.

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

We Face Intense Competition In The Pharmaceutical Industry And Such Competition Could Cause Our Sales Revenue And Profits To Decline.

The pharmaceutical industry both within China and globally is intensely competitive and is characterized by rapid and significant technological progress, and our operating environment is increasingly competitive. We face intense competitors that will attempt to create or are marketing products in the PRC that are similar to our products. Our competitors, both domestic and international, include large pharmaceutical companies, universities, and public and private research institutions that currently engage in or may engage in efforts related to the discovery and development of new pharmaceuticals. Many of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. There can be no assurance that our products will be either more effective in therapeutic capabilities and/or be able to compete in price with those of our competitors. Failure to do either of these may result in decreased profits.

We May Not Be Successful In Competing With Other Manufacturers Of Pharmaceuticals In The Tender Processes For The Purchase Of Medicines By State-Owned And State-Controlled Hospitals.

A substantial portion of the products we sell to our distributor customers are then sold to hospitals owned and controlled by counties or higher level government authorities in China. These hospitals must implement collective tender processes for the purchase of medicines listed in the Insurance Catalogue and medicines that are consumed in large volumes and commonly prescribed for clinical uses. During a collective tender process, the hospitals will establish a committee consisting of recognized pharmaceutical experts. The committee will assess the bids submitted by the pharmaceutical manufacturers, taking into consideration, among other things, the quality and price of the medicine and the service and reputation of the manufacturers. For the same type of pharmaceutical, the committee usually selects from among two to three different brands. Only pharmaceuticals that have won in the collective tender processes may be purchased by these hospitals. The collective tender process for pharmaceuticals with the same chemical composition must be conducted at least annually, and pharmaceuticals that have won in the collective tender processes previously must participate and win in the collective tender processes in the following period before new purchase orders can be issued. If we are unable to win purchase contracts through the collective tender processes in which we decide to participate, we will lose market share to our competitors, and our revenue and profitability will be adversely affected.

Counterfeit Pharmaceuticals In China Could Negatively Impact Our Revenues, Brand Reputation, Business And Results Of Operations.

Our products are also subject to competition from counterfeit pharmaceuticals, which are pharmaceuticals manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and/or manufacturer. Counterfeiters may illegally manufacture and market pharmaceuticals under our brand name or that of our competitors. Counterfeit pharmaceuticals are generally sold at lower prices than the authentic products due to their low production costs, and in some cases are very similar in appearance to the authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts. If counterfeit pharmaceuticals illegally sold under our brand name results in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. In addition, consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. Although the PRC government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Any such increase in the sales and production of counterfeit pharmaceuticals in China, or the technological capabilities of the counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

If Our Pharmaceutical Products Fail To Receive Regulatory Approval Or Are Severely Limited In These Products’ Scope Of Use, We May Be Unable To Recoup Considerable Research And Development Expenditures.

The production of our pharmaceutical products is subject to the regulatory approval of the State Food and Drug Administration (SFDA) in China. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of product use, it may result in the inability to recoup considerable research and development expenditures.

Currently, two of our products, Wei Dingkang Soft Capsules and Dencichine Hemostat, have pending applications with the SFDA. Phase II clinical testing for Wei DingKang Soft Capsules was completed in July 2007. We expect to present to the SFDA information regarding the completion of Phase II testing and initiation of Phase III testing prior to the end of 2007. With respect to Dencichine Hemostat, it has completed the neurotoxicity testing performed by the Chinese Military Medical Institute and we are currently applying for the Phase I clinical testing for it. If we do not receive timely approval for either of these drugs, then production will be delayed and sales of the products cannot be planned for.

If All Or A Significant Portion Of Our Customers With Trade Receivables Fail To Pay All Or Part Of The Trade Receivables Or Delay The Repayment, Our Net Income Will Decrease And Our Profitability Will Be Adversely Affected.

We had trade receivables, net of allowance for doubtful accounts, of approximately $12.5 million (unaudited) as of September 30, 2007. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than for other industries. Our estimated average collection period for the year ended December 31, 2006 was 150 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

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

For the year ended December 31, 2006 and the nine months ended September 30, 2007, the gross profit margin for our products was approximately 67.9% and 74.7% (unaudited), respectively. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. Further, because of the limited number of suppliers, we are subject to an increased risk of raw material shortages or related delivery issues, which could increase our costs. In addition, the medical industry in China is highly competitive and new products are constantly being introduced to the market. In order to increase the sales of our products and expand our market, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors’ products, our gross profit margins will be adversely affected.

The Commercial Success Of Our Products Depends Upon The Degree Of Market Acceptance Among The Medical Community And Failure To Attain Market Acceptance Among The Medical Community May Have An Adverse Impact On Our Operations And Profitability.

The commercial success of our products depends upon the degree of market acceptance among the medical community, such as hospitals and physicians. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product’s prevalence and use at hospitals may be contingent upon our relationship with the medical community. The acceptance of our products among the medical community may depend upon several factors, including, but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

Our Primary Product Is Subject To Price Controls By The China Government, Which May Affect Both Our Revenues And Net Income.

The laws of the PRC provide for the government to fix and adjust prices. During the year ended December 31, 2006 and the nine months ended September 30, 2007, our primary product, Xuesaitong Soft Capsules, was subject to price controls which affected our gross profit, gross margin and net income. It is possible that additional products may be subject to price controls, or that price controls may be increased in the future. To the extent that we are subject to price controls, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and we may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

Our Certificates, Permits, And Licenses Related To Our Pharmaceutical Operations Are Subject To Governmental Control And Renewal And Failure To Obtain Renewal Will Cause All Or Part Of Our Operations To Be Terminated.

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We also obtained pharmaceutical products and health food GMP certificates. The pharmaceutical production permit and GMP certificates are valid for a term of five years and the health food certifications are valid for four year terms, and each must be renewed before their expiration. We originally obtained our Medicine Production Permit on November 4, 1996, which is valid until December 31, 2010. The Medicine Production Permit applies to products described as tablet, granule, capsule, soft capsule, powder, ointment and medicinal. If the permit expires without renewal, we will not be able to conduct any medicine production operations, which will cause our operations to be terminated. We intend to apply for a renewed Medicine Production Permit before our current production permit expires on December 31, 2010.

We hold GMP certificates that expire as follows:

•	a GMP certificate for ointment products that expires on June 12, 2011;

•	a GMP certificate for powder products that expires on April 21, 2009;

•	a GMP certificate for products in the form of tablet, capsules, soft capsules and granules, including pre-processing products and extracts of herbs that expires on July 18, 2012; and

•	a GMP certificate for health food products in the form of tablets, capsules, soft capsules, and granules that expires on October 13, 2009.

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

We Cannot Guarantee The Protection Of Our Intellectual Property Rights And If Infringement Or Counterfeiting Of Our Intellectual Property Rights Occurs, Our Reputation And Business May Be Adversely Affected.

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

Our Plans To Commence The Retail Sale Of Our Cosmetic Products Depends On Our Ability To Open And Operate A Certain Number Of New Counters On An Ongoing Basis, Which Could Strain Our Resources And Cause The Performance Of Our Existing Operations To Suffer.

We hope to open a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China by the first half of 2008, eventually expanding our retail presence across China. Our retail strategy will largely depend on our ability to find sites for, open and operate retail locations successfully. Our ability to open and operate retail locations successfully depends on several factors, including, among others, our ability to:

•	identify suitable counter locations, the availability of which may be outside our control;

•	purchase and negotiate acceptable lease terms;

•	prepare counters for opening within budget;

•	source sufficient levels of inventory at acceptable costs to meet the needs of counters;

•	hire, train and retain qualified personnel;

•	secure required governmental permits and approvals;

•	successfully integrate counters into our existing operations;

•	contain payroll costs; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our retail strategy plans.

Any failure to successfully open and operate retail counters for our cosmetic products could have a material adverse effect on our results of operations. In addition, our proposed retail plan will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which, in turn, could cause deterioration in the financial performance of our overall business.

We Enjoy Certain Preferential Tax Concessions And Loss Of These Preferential Tax Concessions Will Cause Our Tax Liabilities To Increase And Our Profitability To Decline.

We enjoy preferential tax concessions in the PRC as a high-tech enterprise. Pursuant to the State Council’s Regulations on Encouraging Investment in and Development, we were granted a reduction in our income tax rate and have had an income tax rate of 15% since 2003. We are currently applying for a more favorable tax treatment under which we would pay no income taxes for the fiscal years 2007 and 2008 and half of our current rate for the three years thereafter. If the application is not successful, the income tax rate is expected to remain at 15%. In addition, there is no assurance that the preferential tax treatment in the PRC will remain unchanged and effective. Our tax liabilities will increase and our profits may accordingly decline if our reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available.

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

We May Suffer As A Result Of Product Liability Or Defective Products.

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

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Recent PRC Regulations Relating To Acquisitions Of PRC Companies By Foreign Entities May Create Regulatory Uncertainties That Could Restrict Or Limit Our Ability To Operate. Our Failure To Obtain The Prior Approval Of The China Securities Regulatory Commission, Or The CSRC, For Our June 2007 Public Offering And Listing And Trading Of Our Common Stock On The American Stock Exchange Could Have A Material Adverse Effect On Our Business, Operating Results, Reputation And Trading Price Of Our Common Stock, And May Also Create Uncertainties For Our June 2007 Public Offering.

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

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, CSRC and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Specifically, this regulation, among other things, has some provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

Our PRC counsel, Tianyuan Law Firm, has advised us that because we completed our restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock on the American Stock Exchange does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for the public offering that we conducted in June 2007, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from the offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt trading of our securities on the American Stock Exchange. Consequently, if you engage in market trading or other activities in our securities, you do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our Common Stock.

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

Failure To Comply With The United States Foreign Corrupt Practices Act Could Subject Us To Penalties And Other Adverse Consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance that our employees or other agents have not or will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

We May Have Difficulty Establishing Adequate Management, Legal And Financial Controls In The PRC.

PRC companies have historically not adopted a U.S. style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent it from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

If We Make Equity Compensation Grants To Persons Who Are PRC Citizens, They May Be Required To Register With The State Administration Of Foreign Exchange Of The PRC, Or SAFE. We May Also Face Regulatory Uncertainties That Could Restrict Our Ability To Adopt An Equity Compensation Plan For Our Directors And Employees And Other Parties Under PRC Law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our Stock Price Is Volatile And You Might Not Be Able To Resell Your Securities At Or Above The Price You Have Paid.

Since our initial public offering and listing of our Common Stock on the American Stock Exchange on June 14, 2007, the price at which our common stock had traded has been highly volatile, with a high and low sales price of $19.75 and $3.10, respectively, as through November 13, 2007. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our Common Stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in our industry;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock, As The Future Sale Of A Substantial Amount Of Outstanding Stock In The Public Marketplace Could Reduce The Price Of Our Common Stock.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of November 1, 2007, we had 19,679,400 shares of Common Stock outstanding, and approximately 4,466,400 are freely tradable without further restriction under the Securities Act of 1933, as amended, by persons other than our affiliates (within the meaning of Rule 144 under the Securities Act). Of these freely tradeable shares, 2,000,000 shares were sold in a private placement and are subject to a lock up restriction pursuant to which one-ninth of the shares are released on a monthly basis, with the first release occurring on July 14, 2007 and the last release scheduled to occur on March 14, 2008, subject to early release by us.

Additionally, following the share exchange transaction that we conducted in August 2006 pursuart to which we the 93.75% parent of Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. ("Shenghuo China"), the former stockholder of Shenghuo China, which is our largest stockholder, may be eligible to sell all or some of its 15,213,000 shares of Common Stock of our company by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of November 1, 2007, 1% of our issued and outstanding shares of common stock was approximately 196,794 shares. In connection with our initial public offering in June 2007, the majority stockholder entered into a lock up agreement with the underwriter pursuant to which it agreed not to sell or transfer any of its shares until June 2008. Any substantial sale of common stock pursuant to any resale registration statement or Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

The Former Principal Stockholder Of Shenghuo China Has Significant Influence Over Us.

Our largest stockholder, Lan’s Int’l Medicine Investment Co., Limited, or LIMI, beneficially owns or controls approximately 77% of our outstanding shares as of November 1, 2007. Gui Hua Lan, our Chief Executive Officer, Feng Lan, our President, and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. Other of our officers and directors hold equity interests in LIMI. LIMI has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. LIMI also has the power to prevent or cause a change in control. In addition, without the consent of LIMI, we could be prevented from entering into transactions that could be beneficial to it. The interests of LIMI may differ from the interests of our other stockholders.

The Interests Of The Existing Minority Shareholder In Shenghuo China May Diverge From Our Own Interests And This May Adversely Affect Our Ability To Manage Shenghuo China.

Shenghuo China, our principal operating subsidiary, is an equity joint venture in which we directly own a 93.75% interest and SDIC Venture Capital Investment, Co., Ltd., or SDIC, a state-owned investment company, owns the remaining 6.25% interest. SDIC’s interest may not be aligned with our interest at all times. If our interests diverge, SDIC may exercise its right under PRC laws to protect its own interest, which may be adverse to us and our investors. For example, under China’s joint venture regulations, unanimous approval of members of a joint venture’s (such as Shenghuo China) board of directors who are present at a board meeting is required for any amendment to the joint venture’s articles of association, the termination or dissolution of the joint venture company, an increase or decrease in the registered capital of the joint venture company or a merger or de-merger of the joint venture. Accordingly, SDIC has the ability to block any action that requires unanimous board approval. Further, should we wish to transfer our equity interest in Shenghuo China, in whole or in part, to a third-party, SDIC has a right of first refusal under China’s joint venture regulations.

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

If We Fail To Maintain Effective Internal Controls Over Financial Reporting Or Effective Disclosure Controls and Procedures, The Price Of Our Common Stock May Be Adversely Affected.

Our internal control over financial reporting or disclosure controls and procedures may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting and disclosure controls and procedures. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting or disclosure controls and procedures may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure controls and procedures or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure controls and procedures may have an adverse impact on the price of our common stock.

As of September 30, 2007, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of our disclosure controls and procedures and concluded that our disclosure controls and procedures had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews, as well as deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and U.S. Securities and Exchange Commission rules and regulations. We may be forced to expend a significant amount of funds to address these deficiencies, and there is no guarantee that we will be able to resolve these deficiencies, which may result in an adverse impact on the price of our common stock.

Compliance With Changing Regulation Of Corporate Governance And Public Disclosure Has Resulted In, And Is Expected To Continue To Result In, Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team has needed to, and is expected to continue to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which increases general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO concluded that our disclosure controls and procedure as of September 30, 2007 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 17, 2007, we entered into a loan agreement for $6,651,094 (RMB 50 million) with Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722% and which is due quarterly. Principal payments for the loan are as follows:

2007	$665,109
2008	1,995,328
2009	3,990,657
6,651,094
Less current portion	(1,330,219)
Long term debt	$5,320,875

The loan is for working capital and is guaranteed by Lan's International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 77.3% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of our loan. A copy of the loan is attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit
10.1	Loan Agreement dated August 17, 2007 by and between the Company and Shuang Long Branch of Agricultural Bank of China
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Registrant)

November 14, 2007	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board