Form 10KSB
period 2007-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2008-03-31
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission file number 001-33537

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-2903562
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 2, Jing You Road, Kunming National Economy & Technology Developing District, People’s Republic of China 650217
(Address of principal executive offices) (Zip Code)

0086-871-728-2628
(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

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
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $19,973,918

The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 29, 2007 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $23,141,920.

The number of shares outstanding of the issuer’s common equity as of March 24, 2008 was 19,679,400.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-KSB is incorporated by reference from the registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the registrant's fiscal year end, or, if the registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,“ “projects,“ “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 90% of our revenues;
•	our reliance on one supplier for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;
•	our ability to develop and market new products;
•	our increasing employee advances;
•	our ability to establish and maintain a strong brand;
•	continued maintenance of certificates, permits and licenses required to conduct business in China;
•	protection of our intellectual property rights;
•	market acceptance of our products;
•	changes in the laws of the PRC that affect our operations;
•	any recurrence of severe acute respiratory syndrome or avian flu;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	development of a public trading market for our securities;
•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and
•
other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and “Description of Business.”

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 90% of our sales for the year ended December 31, 2007.

Since our establishment, we have focused primarily on the development of products to serve three major markets—cardiovascular and cerebrovascular disease, peptic ulcer disease and health products. Our goal has been to focus on the development of pharmaceutical products and over the counters products based on traditional Chinese medicines designed to address these areas.

Recent Events

Initial Public Offering

In June 2007, we completed an initial public offering consisting of 460,000 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share for aggregate gross proceeds of $1,610,000. We received an aggregate of $1,094,381 of net proceeds from the offering, after deduction of underwriter’s fees and other expenses of $515,619. Upon the closing of the offering, we sold to the underwriter warrants to purchase up to 40,000 shares of our common stock. The warrants are exercisable at a per share price of $4.20 and expire if unexercised after five years.

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

•
Health and Food Products. The health products industry, which consists of non-prescription traditional Chinese medicines and supplements, has grown as a result of quality improvements in products and the introduction of new products to the market in China. Over the past two decades, there has been a growth of health product sales in Chinese urban areas. The Chinese Ministry of Health has approved several uses for health products and a substantial number of the products on the market are designed to aid in immunoregulation, blood fat regulation and fatigue resistance. In addition, China's market for cosmetics product is one of the largest in Asia and within the top ten in the world.

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

Xuesaitong Soft Capsules
Designed to invigorate the circulation of blood and improve microcirculation. Used for the treatment of symptoms of cardiovascular and cerebrovascular disease, such as angina pectoris, strangulation, squeezing and crushing of chest, acute and chronic peripheral vascular-metabolic disorders, brain occlusion, occlusion of retina central vein, acute and chronic cerebral vascular-metabolic disorders caused by arteriosclerosis. This product accounted for approximately 90% of our sales for the year ended December 31, 2007. The reason for the change in percentage is that the sale of our OTC drugs has been increasing.

Qiye Shen’an Tablets	Designed to help relieve headache, insomnia, and palpitation. Designed to invigorate the circulation of blood, improve microcirculation and improve liver functionality.

Banlangen Tablets	Designed for the treatment of parotitis, pharyngitis, mastitis, swollen and sore throat due to cold and influenza.

Bergenini Tablets	Designed to help relieve cough and phlegm due to bronchial ailments.

Huangtengsu Tablets (film tablets)	Designed to treat the symptoms of dysentery, enteritis, respiratory tract infections, uncomplicated urethral, surgery infections and conjunctivitis.

Danshen Tablets	Designed to regulate blood circulation and treat the symptoms of blood stasis. Designed to treat the symptoms of coronary arteriosclerosis, angina pectoris and hyperlipemia.

Triperygium hypoglaucum Hutch Tablet	An immunosuppressant. Designed to treat the symptoms of rheumatoid arthritis.

Huangtengsu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis

We have the following additional drugs that are currently in late-stage clinical trials for prescription use:

•
Wei Dingkang Soft Capsules are a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase two clinical trials were completed in July 2007, and phase three clinical trials have commenced. We anticipate obtaining production approval by the end of 2008. We are also applying to the Yunnan Provincial Development and Reform Committee and Yunnan Agriculture Bureau to begin a pilot cultivation project to produce approximately 72 tons per year of daemonorops margaritae palms, which is the primary ingredient used to produce Wei Dingkang Soft capsules, on approximately 3.35 square kilometers of land.

•
Dencichine Hemostat is designed to be a non-toxic product that addresses a range of anti-hemorrhagic applications, such as stopping bleeding without causing clotting. We anticipate receiving governmental approval for the production and marketing of the product in 2011. Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin no sooner than 2012. Dencichine Hemostat is a drug requiring extensive technology testing by the national SFDA, and neurotoxicity testing is required to be done, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time.

•
Other drugs that we have in the clinical testing application process are Levofloxacin Hydrochloride Soft Capsules, which is designed for antibiotic applications, and Brufen Soft Capsules, which are intended to treat fever and headache caused by influenza, colds and acute pharyngitis. Levofloxacin Hydrochloride Soft Capsules have received State Food and Drug Administration (SFDA) approval for clinical testing, which has entered the first phase. We expect to receive approval no later than 2009. Brufen Soft Capsules are being tested and appraised for production approval, which we hope to receive shortly.

Health and Food Products

We offer a wide array of over the counter supplements as well as vitamin capsules and pills. The following are some of our non-prescription products and their intended uses. We have received government approval and currently market each of the supplements listed below.

Product Name	Intended Use

Banlangen Grains	Health product designed to treat swollen and sore throat due to cold and influenza.

Gegenqinlian Tablets	Health product designed to reduce stomach discomfort and treat diarrhea.

Huangtensu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis.

Luotongding Tablets	Health product designed to reduce visceral pain, headache, and cramping.

Paracetamol Caffeine and Aspirin Powders	Health product designed to treat headaches, migraines and fevers caused by influenza and cold.

Siji Sanhuang Tablets	Health product designed to relieve inflammation and alleviate fever, commonly in connection with pharyngitis.

Sulfadiazine Silver Ointment	Health product designed to assist in the prevention of infections related to burns.

Tianqi Tongjing Capsules	Health product designed to treat dysmenorrhea and emmeniopathy caused by colds.

Product Name	Intended Use

Vitamin AD Soft Capsules	Health product designed to treat deficiencies of vitamin A and D.

Vitamin C Tablets	Health product designed to treat deficiencies of vitamin C.

Vitamin B6 Tablets	Health product designed to treat deficiencies of vitamin B6.

Vitamin E Soft Capsules	Health product designed to treat deficiencies of Vitamin E.

Yinhuang Capsules	Health product designed to relieve inflammation and sore of throat.

Lycopene Soft Capsules	Food product designed to treat side effects of and act as a general deterrent to certain carcinogens.

Oil of Purple Perilla Soft Capsules	Food product designed to treat effects of chough, asthma and astriction.

Rhizoma Aspidii and Chinese Wampi leaf Grains	Designed to treat effects of fever, aversion, headache, cough with excessive sputum.

Soya Lecithin Soft Capsules	Food product designed to treat effects of high blood fat, hypertension and other diseases of cardiovascular and cerebrovascular systems.

Spirulina Soft Capsules	Food product designed to normalize stomach and intestinal functions.

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

		March 2006	September 2008
Li Xu Wang Shu Tong Soft Capsules	Designed to reduce blood viscosity and improve blood circulation. This product is currently being tested and appraised for production approval, which we hope to receive shortly.	February 2006	March 2008
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

		January 2006	December 2008
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

		April 2005	December 2008

Anticipated Product Name	Intended Use	Application Submission Date	Anticipated Approval Date

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
Cosmetic Products

We also offer an expanding line of cosmetic products including lotions, creams and other cosmetic items. We have conducted extensive research and have specifically formulated our cosmetic products to meet the cosmetic and skincare needs of our female consumers. Our “12Ways™ Chinese Traditional Medicine Beauty Salon Series” is a line of over 100 cosmetic products that includes facial masks and creams, skin and eye creams, and shampoos. Our line of products has acquired production approval to be sold only in China. Each of our cosmetic skincare products contains natural ingredients including herbal anti-irritants and anti-oxidants, as well as Sanchi. Our comprehensive line of skincare includes a mixture of basic products (e.g., creams and gels), treatment products (e.g., firming treatments), specialty helpers (e.g., masks), and beauty supplements. The use of supplements is an important element of skincare, nurturing the skin’s health using vital nutrients. Our cosmetic line combines the strength of several skincare methods to achieve healthy skin and beauty.

In September 2007, we expanded the geographic region in which our 12Ways products were sold from our native Yunnan province to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, and we hope to eventually expand our retail presence across China. As of December 31, 2007, we have opened approximately 106 retail specialty counters in Beijing, Shanghai, Hangzhou, Dongwan, Shengzhen, and Shaoguang. We believe that this retail counter strategy will allow us to increase our brand recognition, as well as sell and market our newest cosmetics products developed using our experience in traditional Chinese medicine.

Our line of cosmetic products includes the following food products and health supplements.

Product Name	Intended Use

Jasmine Tea	Food product designed to help and promote healthy skin affected by acne.
Rose Tea	Food product designed to help promote healthy skin and complexion
SHEN HUO Beauty Soft Capsules	Health supplement designed to help with balancing water in the body.
SHEN HUO Brighten Soft Capsules	Health supplement designed to help promote healthy skin affected by spotting.
SHEN HUO Immaculacy Soft Capsules	Health supplement designed to help promote healthy skin affected by acne.
12ways Yunnan Bamboo Anti-Acne Cream	Health supplement designed to help promote healthy skin affected by acne.
12 Ways DanShen Spot Fade Light Cream	Health supplement designed to lighten skin discoloration.

Product Name	Intended Use

12 Ways Eye care series	Health supplement designed to improve the appearance of fine lines, dark circle, and puffiness
12 Ways Sunscreen Series	Sunscreen product
12 Ways Panax Notoginseng Moisturizer Series	Moisturizer
12 Ways Snow Poria Whiten Series	Health supplement designed to lighten and whiten the skin

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

Research and Development

As of December 31, 2007, we employed 48 technicians, including 10 senior researchers, 16 mid-level researchers, and 22 junior analysts. The technicians’ specializations include medicine, pharmacology, chemistry, biology, and medicine production equipment.

In an attempt to capitalize on the natural resource of Sanchi in Yunnan Province and to develop a strong medical industry in the Yunnan Province, we have recently established an enterprise technology center – Kunming Beisheng Science and Technology Development Company – in cooperation with the Shijia Research Center of Beijing University. This collaboration combines the natural resources of Yunnan Province and the working conditions of our company with technical information and expertise of Beijing University. The project is designed to develop new techniques of extraction, purification and quality control while developing natural medicines native to Yunnan Province. The objectives are as follows: modernizing Chinese medicine development techniques; improving technological skill and processing techniques; industrialization of Chinese herbal medicine; creation of intellectual property rights; and deepening research into high-end Yunnan Province medicine. Pursuant to the joint establishment agreement that we entered into with Shijia Research Center, the project will have a duration of ten years from the date of completion of the industrial and commercial registration with the State Department of Industrial and Commercial Supervision Administration and receipt of an Enterprise Legal Person Business License. The business scope of the project includes development and technology transfer of bulk pharmaceuticals, prepared Chinese medicine, chemicals, biologicals, health food, and medical cosmetic products; importation of scientific instruments and medical technology, and communication with foreign and domestic research centers.

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

Marketing and Sales

As of December 31, 2007, our marketing team maintains sales offices or agents in approximately 20 provinces throughout China. The sales network covers approximately 186 cities and is staffed by approximately 400 sales representatives.

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

Approximately 15% of sales of Xuesaitong Soft Capsules are sold to hospitals directly while approximately 85% of sales are made to distributors. Our three largest customers accounted for approximately 21.6%, 32.1%, and 21.7% of our sales for the years ended December 31, 2007, 2006, and 2005, respectively.

We establish selling offices in many cities in China, and the selling offices manage sales representatives according to our internal management rules and sales policy. Because the main product “Xuesaitong” capsule is sold to distributors and hospitals located in the various cities of China and because China has thousands of distributors and hospitals, in order to increase market share, we employ a large number of sales representatives to expand into new markets and gain new customers.

In order to encourage sales representatives to increase sales, we make cash employee advances to sales representatives. We accomplish this by having the selling offices sign advance agreements with sales representatives to determine the conditions of the advances, specifying the amounts and the term. According to our sales policy, sales representatives earn sales commissions from us based on the sale amount and the amount of collection of trade receivables, less expenses paid by sales representatives. The remaining amount is the net profit of the sales representatives. However, the sales representatives still have the obligation of paying off employee advances. We believe the sales representatives are able to expand in to new markets and obtain new customers if they have advanced funds for their travel, meals, and other incidental expenses that arise over the time they perform their functions as sales representatives. When we makes advances to sales representatives, we require that our selling offices sign advance agreements with sales representatives to arrange the specific purpose of the advance, the amount of the advance, and the term of the advance. Our finance department records the detail of advances and checks the remaining balance with sales representatives every month. We also supervise the repayment of the advances. For sales representatives who do not have good credit, we require them to use real property as collateral when receiving advances from us. Additionally, for sales representatives who refuse to pay off the advances, we attempt to collect on the advances and decrease the risk of bad debt as much as possible by withholding sales commissions, prosecuting delinquent sales representatives, and by other valid means of collection. On January 1, 2007, we added punitive measures for overdue advances to the advance agreement.

Net current and long-term employee advances were approximately $10.66 million at December 31, 2007 and $3.13 million as of December 31, 2006, and increase of $7.53 million, or 240.6%. The increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. The large increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of December 31, 2007, the gross amount of employee advances was $13.26 million and as of December 31, 2006 it was $4.56 million, an increase of $8.70 million in that year period. As of December 31, 2007, the gross amount of employee advances aged over one year was $2.2 million. Beginning September 2006, we began to employ more sales representatives, and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. This contributed as well to the increase in employee advances. Because of the increase in the balance of employee advances, we, in compliance with its established policy to reserve an allowance for specific percentages of its aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

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

Production

We manufacture and package our products at our factory located in Kunming, China. The factory, which was built in 2000, is approximately 161,460 square feet and includes a clean area that occupies approximately 86,110 square feet. Our clean area in the production facilities includes approximately 52,500 square feet of Class 10,000 certified and 2,350 square feet of Class 100,000 certified. The cleanliness classification is based on the number of dust particles and bacteria per cubic meter, so lower numbers indicate a higher cleanliness class. According to the Regulation for Quality Control of Drug Production issued by the SFDA, oral preparations of traditional Chinese medicines must be produced in a Class 300,000 or lower environment. Our production facilities use equipment imported from the U.S. and are designed to meet American standards, so our Class 10,000 and Class 100,000 certified areas are cleaner than the Chinese national standard. The production facilities have more than 600 machines and supporting parts for pharmaceutical production from domestic and foreign suppliers. The factory has a total of 28 complete production lines for semi-finished and finished hard capsules, tablets, granules, powder, electuary, and emulsifier. The key facilities are two soft capsule production lines obtained from GIC Company, an Italian producer of industrial machinery, and an automatic packaging production line purchased from Klockner Haensel GmbH, a German company. In addition, all of our precision testing machines are supplied by Sharp Document Systems, U.S.A. Our production facilities were certified to be in compliance with Good Manufacturing Practice (GMP) standards in August 2002 and February 2004. In May 2004 and October 2005, we received the GMP certifications, which is renewed through July 18, 2012, for the production of health food products and supplements, including soft capsules, hard capsules, tablets and granule productions. We also received an additional GMP certification for production of pharmaceutical ointment products.

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

Competition in the manufacture and sale of medical products for cardiovascular and cerebrovascular disease in China is also intense. There are a large number of companies that are licensed to manufacture and sell these type of medical products in China. Western drugs such as lovastatins and nitroglycerine have more than half of the market share of medications used to treat cardiovascular and cerebrovascular disease in China, with Chinese traditional medicines make up the next largest part of the market. On the whole, Chinese patent medicine still generally has many problems such as complex and unclear ingredients, inconsistent quality, slow action and ineffectiveness. Therefore, new Chinese medicines tend not to stay on the market for very long.

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

In 2005, our primary product, Xuesaitong Soft Capsules was listed in Part B of the Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 90% of our sales for the year ended December 31, 2007. Removal of the product from the Insurance Catalogue would adversely affect our total revenue.

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

The price of Xuesaitong Soft Capsules is determined by The National Development and Reform Commission of the PRC. The original price, as approved by the government, was 45 RMB (U.S. $5.63) per box of 24 capsules. As of December 31, 2007, its maximum price has been adjusted to 44.2 RMB (U.S. $5.53) per box of 24 capsules. We have submitted an application to The National Development and Reform Commission of the PRC requesting that the Xuesaitong Soft Capsules be placed into the category of drugs with good quality and low price that benefits from price protection, which, if approved, would exempt our product from price reductions.

Employees

As of December 31, 2007, we had 540 full-time, salaried employees and 471 of these employees receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 400 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. In the last three years, we contributed approximately $147,434, $115,744 and $99,700 for the years ended December 31, 2007, 2006 and 2005, respectively. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Additional Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to below.

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

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. With respect to this discussion, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” refer to China Shenghuo Pharmaceutical Holdings, Inc., our 93.75%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and the three foreign owned subsidiaries of Shenghuo China that are organized under the laws of the People’s Republic of China (“PRC” or “China”).

RISKS RELATED TO OUR OPERATIONS

Our Current Business Is Primarily Based On A Single Product, Which Currently Accounts For More Than 90% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

Approximately 90% of our sales for the years ended December 31, 2007 comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails. If we experience difficulties or obstacles in the manufacture and sale of the Xuesaitong Soft Capsules, or if our licenses and government approvals are revoked to sell the product, then we may not be able to generate significant revenues, our business may fail and you would lose all or part of your investment in our company.

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

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Since 2005, the main product, Xuesaitong Soft Capsules, that we manufacture and sell is listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. Xuesaitong Soft Capsules accounted for approximately 90% of our sales for the year ended December 31, 2007, and if this product is replaced by other medicines or removed from the Insurance Catalogue in the future, our total revenue will suffer substantially.

We May Need To Raise Additional Capital To Fund Our Operations And Failure To Raise Additional Capital May Force Us To Delay, Reduce, Or Eliminate Our Product Development Programs.

Due to the large funds required for research and development and the subsequent marketing of products, the pharmaceutical industry is very capital intensive. The industry is characterized by large receivable turnovers, which could mean that we will need more working capital if our revenues increase. We have traditionally been committed to research and development and it is possible that we will need to raise additional capital within the foreseeable future. Additional capital may be needed for the development of new products or product lines, advances to employees, financing of general and administrative expenses, licensing or acquisition of additional technologies, and marketing of new or existing products. There are no assurances that we will be able to raise the appropriate amount of capital needed for our future operations. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our product development programs.

We Make Cash Employee Advances To Our Sales Representatives, And If We Are Not Able To Collect On These Advances In A Timely Manner, Or At All, Then It Will Decrease The Amount Of Working Capital That We Have Available To Effectively Operate Our Business.

We have experienced a significant growth in the amount of outstanding employee advances, and if we are unable to collect such advances in a timely manner, or at all, it will reduce our available cash and restrict out ability to effectively operate our business. Net current and long-term employee advances were approximately $10.66 million at December 31, 2007 and $3.13 million as of December 31, 2006, and increase of $7.53 million, or 240.6%. We make cash advances to our sales representatives in an attempt to encourage and assist them in expanding the marketing and sales of our products into new regions. We employ a large number of sales representatives and, as a result, the aggregate amount advanced to sales representatives is a significant amount. By making such cash advances, we will not have advanced amounts to operate our business, harming our liquidity and forcing us to look to other, possibly unfavorable means, sources of capital to fund our operations. In addition, if we are unable to collect the amounts advanced, or if it takes a significant amount of time and resources to collect such advances, our results of operation may suffer, and the value of our stock may decline.

Our Three Largest Customers Account For A Significant Percentage of Our Sales. We Cannot Be Certain That These Sales Will Continue; If They Do Not, Our Revenues Will Likely Decline.

Our three largest customers accounted for approximately 21.7%, 32.1% and 21.6% of our sales for the years ended December 31, 2005, 2006 and 2007, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations

The rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2007, we had 540 full-time, salaried employees, in addition to our employment over 400 sales representatives who are paid on a commission basis. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

As of December 31, 2007, our accounts receivable (less allowance for doubtful accounts of $2.08 million) were $9.65 million. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than for other industries. Our estimated average collection period for the year ended December 31, 2007 was 90 to 180 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

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

For the years ended December 31, 2007 and 2006, the gross profit margin for our products was approximately 74.8% and 67.9%, respectively. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. In addition, the medical industry in China is highly competitive and new products are constantly being introduced to the market. In order to increase the sales of our products and expand our market, we may be forced to reduce prices in the future, leading to a decrease in gross profit margin. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors’ products, our gross profit margins will be adversely affected.

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

Our Primary Product Is Subject To Price Controls By The China Government, Which May Affect Both Our Revenues And Net Income.

The laws of the PRC provide for the government to fix and adjust prices. During the years ended December 31, 2005, 2006 and 2007, our primary product Xuesaitong Soft Capsules was subject to price controls which affected our gross profit, gross margin and net income. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and it may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our ability to be profitable and the extent of our profitability will be effectively subject to determination by the applicable regulatory authorities in the PRC.

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

We hold numerous GMP certificates that expire, as follows:

•	a GMP certificate for ointment products that expires on June 12, 2011;

•	a GMP certificate for powder products that expires on April 21, 2009;

•	a GMP certificate for products in the form of tablet, granule, capsule, and soft capsule that expires on July 12, 2012; and

•	a GMP certificate for health food products in the form of tablets, capsules, soft capsules, and granules that expires on October 13, 2009.

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

The Success of Our Expansion Into the Retail Distribution Of Our Cosmetic Products Thought Counters Depends On Our Ability To Open And Operate A Certain Number Of New Counters On An Ongoing Basis, Which Could Strain Our Resources And Cause The Performance Of Our Existing Operations To Suffer.

We have been opening a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, with plans to eventually expand our retail presence across China. Our retail strategy will largely depend on our ability to find sites for, open and operate retail locations successfully. Our ability to open and operate retail locations successfully depends on several factors, including, among others, our ability to:

•	identify suitable counter locations, the availability of which is outside our control;

•	purchase and negotiate acceptable lease terms;

•	prepare counters for opening within budget;

•	source sufficient levels of inventory at acceptable costs to meet the needs of counters;

•	hire, train and retain personnel;

•	secure required governmental permits and approvals;

•	successfully integrate counters into our existing operations;

•	contain payroll costs; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our retail strategy plans.

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

We Expect to Lose Certain Preferential Tax Concessions, Which May Cause Our Tax Liabilities To Increase And Our Profitability To Decline.

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

Additionally, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (“EIT Law”), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities unless they qualify under certain limited exceptions. We believe that we will continue to have a 15% rate with a tax preferences for 2008 and will have a favorable rate of 50% of the tax rates in effect during fiscal 2009 through 2011 as determined by the PRC government and the regional tax authorities, but it is unclear how any increases in the transition period will specifically occur. We believe that our profitability may be negatively affected in the near future as a result of the new EIT Law. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments could increase our tax liabilities and reduce our net income. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises altogether, would have a material adverse effect on our results of operations and financial condition.

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

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since the 1970s. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under our current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 4.8% in 2007 as compared to the past several years. The inflation rate in China was 1.8% in 2005 and 1.5% in 2006. The inflation rate is expected to continue to increase in 2008. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. During 2007, the interest rate was increased from 5.67% to 7.83%. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Recent PRC Regulations Relating To Acquisitions Of PRC Companies By Foreign Entities May Create Regulatory Uncertainties That Could Restrict Or Limit Our Ability To Operate. Our Failure To Obtain The Prior Approval Of The China Securities Regulatory Commission, Or The CSRC, For The Listing And Trading Of Our Common Stock On The American Stock Exchange Could Have A Material Adverse Effect On Our Business, Operating Results, Reputation And Trading Price Of Our Common Stock.

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

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our initial public offering that was completed in June 2007, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our initial public offering or subsequent offerings into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt future offerings before settlement and delivery of the Common Stock offered hereby. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

The Price Of Our Common Stock May Be Volatile, And If An Active Trading Market For Our Common Stock Does Not Develop, The Price Of Our Common Stock May Suffer And Decline.

Prior to our initial public offering and listing of our common stock on the American Stock Exchange on June 14, 2007, there has been no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock will trade after our initial public offering is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock, As The Future Sale Of A Substantial Amount Of Outstanding Stock In The Public Marketplace Could Reduce The Price Of Our Common Stock.

In June 2007, we completed a public offering and sale of 460,000 shares of common stock, all of which are currently freely tradeable. In addition, we registered 2,000,000 shares of common stock issued in a Private Placement, and all lock up restrictions regarding these shares have expired, therefore the shares are freely tradable. We also registered 2,006,400 additional shares of common stock. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, following the Share Exchange, the former stockholder of Shenghuo China may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Previously, in general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. February 15, 2008, Rule 144 was amended to, among other things, shorten the holding period from one year to six months and to remove the volume limitations, among other things, for non-affiliates of the company, all of which make it easier for a non-affiliate stockholder to sell shares under Rule 144. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our Principal Stockholder Has Significant Influence Over Us.

Our largest shareholder, Lan’s Int’l Medicine Investment Co., Limited, or LIMI, beneficially owns or controls approximately 78% of our outstanding shares as of the close of the Share Exchange. Gui Hua Lan, our Chief Executive Officer, Feng Lan, our President, and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.015% and 1.345%, respectively, of LIMI’s issued and outstanding shares. Other of our officers and directors hold equity interests in LIMI. LIMI has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. LIMI also has the power to prevent or cause a change in control. In addition, without the consent of LIMI, we could be prevented from entering into transactions that could be beneficial to it. The interests of LIMI may differ from the interests of our other shareholders.

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

As of December 31, 2007, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of our disclosure controls and procedures and concluded that our disclosure controls and procedures had significant deficiencies that resulted in a material weakness in our controls and procedures, resulting in them being ineffective. These deficiencies consisted of material adjustments related to the prior year audits were not recorded in the company’s accounting records that were necessary to reconcile the retained earnings to the prior year balances in accordance with US GAAP, the level of U.S GAAP expertise of our internal accounting staff, and our internal audit functions. We expect to expend a significant amount of funds to address these deficiencies, and there is no guarantee that we will be able to resolve these deficiencies, which may result in an adverse impact on the price of our common stock.

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

ITEM 3.	LEGAL PROCEEDINGS

The Company was sued by a former employee for violation of his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. The Company accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment on April 27, 2004. In 2006, the plaintiff has asked the court to have the Company pay a penalty for not paying the judgment timely in the amount of $100,000. The court had frozen a bank account that had $105,284. During the fourth quarter of 2006, the court rejected the request for the penalty and released the funds back to the Company. The employee has now asserted claims for allegedly ruining the employee’s reputation and causing mental anguish. The lawsuit was settled in January of 2008, which resulted in the payment of $65,136 by the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing on June 14, 2007, our shares of common stock have been listed for trading on AMEX under the ticker symbol “KUN.” As of March 15, 2008, we had 49 registered shareholders.

From June 14, 2007, which was our first day of trading, through December 31, 2007, the high and low sales price for our common stock on AMEX are as set forth below. The closing sales price of our common stock on March 28, 2008 was $3.56 per share.
	2007
	High	Low
4th Quarter	$19.75	$3.80
3rd Quarter	6.65	3.10
2nd Quarter (from listing on June 14, 2007)	8.15	3.50

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of us; and

•	General economic and other national conditions.

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

Equity Compensation Plan

As of December 31, 2007, we did not have an equity compensation plan.

# of securities remaining
available for future
	# of securities to be issued		Weighted-average	issuance under equity
	upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by securities holders	6,000	(1)	$3.50	-
Total	6,000		$3.50	-

(1) A total of 6,000 warrants were granted to two of our non-employee directors in 2007.

Recent sales of unregistered securities

In June 2007, upon the closing of our initial public offering, we issued to WestPark Capital, Inc. warrants to purchase up to 40,000 shares of our common stock in exchange for its underwriting services provided to us in connection with our initial public offering. The warrants are exercisable at a per share exercise price of $4.20, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire after five years. The securities were issued to WestPark Capital in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 80% and 90% of our sales for the year ended December 31, 2006 and the year ended December 31, 2007, respectively.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Approximately 1.8% of sales of Xuesaitong Soft Capsules are sold to hospitals directly while approximately 98.2% of sales are made to distributors. Our three largest customers are Yunnan Province Pharmaceutical, LTD.; Nanyang Jikang Medicine LTD; and Beijing Ai’xin Weiye Medicine, LTD, all of which accounted for 7.3%, 6.1% and 5.6% of our sales for the year ended December 31, 2007.

As of December 31, 2007, our marketing team maintains sales offices or agents in approximately 20 provinces throughout China. The sales network covers approximately 186 cities and is staffed by approximately 400 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics.

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

In September 2007, we expanded the geographic region in which our 12Ways cosmetic products were sold from our native Yunnan province to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of December 31, 2007, we have opened about 106 retail specialty counters in Beijing, Shanghai, Hangzhou, Dongwan, Shengzhen, and Shaoguang. In addition, we intend to open a 12Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; prepare counters for opening within budget; hire, train and retain personnel; secure required governmental permits and approvals; contain payroll costs; and generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. If we fail to raise capital in overseas markets, we will encounter great difficulties as a result of the shortage of working capital which we expect to face when our new cosmetic and health products come onto the market. There is potential for growth in production and sales, due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because the uncertainty of test results and clinical approvals, which relates only to our new products. Over the last three years, the price of the main raw material we use - sanchi - has stabilized and is rising slightly, which will likely increase our cost of products sold.

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

The acquisition of Shenghuo China by us pursuant to the Share Exchange was accounted for as a recapitalization by us. The recapitalization was, at the time of the Share Exchange, the merger of a private operating company (Shenghuo China) into a non-operating public shell corporation (us) with nominal net assets and as such is treated as a capital transaction, rather than a business combination. As a result no goodwill is recorded. The transaction is the equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation. The pre-acquisition financial statements of Shenghuo China are treated as the historical financial statements of the consolidated companies.

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

On October 10, 2007, a warrant holder fully exercised warrants to purchase an aggregate of 100,000 shares of our common stock at a per share exercise price of $2.50. The exercise of the warrants was conducted in accordance with the warrant agreement entered into by the holder and us on August 31, 2006. As a result of the exercise, we issued the holder 100,000 shares of common stock and we received aggregate exercise proceeds of $250,000.

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

Basis of Presentation and Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the average exchange rates prevailing during the operating periods of each statement.

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. We do not have any restricted cash as of December 31, 2007. We did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable, Employee Advances and Allowance for Doubtful Accounts – Trade receivables and employee advances are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Customers that have outstanding balances for longer than three months have their credit curtailed. Employee advances consist of business advances to employees for travel and related expenses and various prepaid expenses. As time passes from when advances are made to employees for travel and related expenses, we will create an allowance for these older receivables as the likelihood of collection from each particular employees decreases as their respective advances age. We believe that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold. The allowance for doubtful accounts at December 31, 2007 for trade accounts receivable and current and long-term employee advances was $2,083,561 and $2,600,893, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings per Share – Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of December 31, 2007 are comprised of warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. There were no potentially dilutive shares at December 31, 2006.

Advertising Expense – We expense advertising costs as incurred. Advertising expense was $330,937 and $9,396 for the years ended December 31, 2007 and 2006, respectively.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenues for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007		2006
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(dollar amounts in thousands, except for share and earnings per share data)

Sale of Products	$19,974	100.0%	$19,960	100.0%
Cost of Products Sold	5,038	25.2%	6,400	32.1%

Gross Profit	14,936	74.8%	13,560	67.9%

Operating Expenses:
Selling expense	6,841	34.3%	5,256	26.3%
General and administrative expense	4,936	24.7%	3,903	19.6%
Research and development expense	272	1.4%	28	0.1%
Total Operating Expenses	12,049	60.4%	9,187	46.0%

Income from Operations	2,887	14.4%	4,373	21.9%

Other Income (Expense):
Interest income	22	0.1%	8	0.0%
Income from research and development activities	448	2.2%	105	0.5%
Interest expense	(946)	-4.7%	(757)	-3.8%
Non-operating expenses	(78)	-0.4%	(7)	0.0%
Net Other Expense	(554)	-2.8%	(652)	-3.3%

Income Before Income Taxes	2,333	11.7%	3,721	18.6%
Benefit from (provision for) income taxes	1,979	9.9%	(406)	-2.0%
Minority interest in income of subsidiaries	(295)	-1.5%	(313)	-1.6%

Net Income	$4,017	20.1%	$3,001	15.0%

Net Income	$4,017	20.1%	$3,001	15.0%
Foreign currency translation adjustment	810	4.1%	176	0.9%
Comprehensive Income	$4,827	24.2%	$3,178	15.9%

Earnings Per Share
Basic	$0.21		$0.17
Diluted	$0.21		$0.17
Weighted-Average Shares Outstanding
Basic	19,387,619		17,198,308
Diluted	19,439,077		17,198,308

Fiscal Years Ended December 31, 2007 and 2006

Sale of products: Sale of products for the year ended December 31, 2007 was approximately $19.97 million, which is approximately equal to our sale of products of approximately $19.96 million for the year ended December 31, 2006. The sale of products in 2007 was consistent with that of 2006 because we experienced a decrease in our sales volume in the second half of 2007 due to the adoption of stricter credit policies as described above. We also experienced an increase in sales prices, which offset the decrease of sales volume.

Cost of products sold:  Our costs of products sold for the year ended December 31, 2007 was approximately $5.04 million, a decrease of approximately $1.36 million, or 21.2%, from approximately $6.40 million for the year ended December 31, 2006. Though the sale of products for the years ended December 31, 2007 and 2006 were relatively equal, we had a decrease in sales volume, which decreased our cost of products sold. The production level of our primary product Xuesaitong Soft Capsules and the production efficiency for its main ingredient, Sachi Saponin, has improved, which lead to a decrease in our unit cost and cost of products sold.

Gross profit: Our gross profit for the year ended December 31, 2007 was approximately $14.94 million as compared with approximately $13.56 million for the year ended December 31, 2006. Gross profit as a percentage of revenues was approximately 74.8% for the year ended December 31, 2007, which is an increase as compared to 67.9% for the year ended December 31, 2006. The increase in gross margin was primarily due to a decrease in cost of products sold, which was due to the increase of sale price and the decrease of unit cost of Xuesaitong Soft Capsules.

Selling expense: Selling expenses were approximately $6.84 million for the year ended December 31, 2007, an increase of $1.59 million, or 30.2%, from approximately $5.26 million for the year ended December 31, 2006. As a percentage of total revenue, selling expense was 34.3% for the year ended December 31, 2007, as compared to 26.3% for the year ended December 31, 2006. The primary reasons for the increase are (i) the higher commissions that we paid to sales representatives and sales offices in an effort to stimulate the sales market, (ii) an increase in marketing and advertising of new products, particularly in our cosmetics line, (iii) costs related to our restructuring an integration of our commercial channels. We analyzed and re-evaluated 328 distributor firms that we used throughout China on the basis of their operation scale, business reputation and strength, among other things, in an attempt to eliminate unqualified or small distributors, reducing our number of distributor firms to 80. We believe that this integration will improve the efficiency of our commercial channels, facilitate our management of distribution, accelerate a return on our funds provided to distributors, and reduce the occurrence of bad debts. We also amended our sale policies in an attempt to streamline our sales teams, re-aligning sales teams to specific hospitals as opposed to geographic regions. We believe this reform will re-focus our sales teams, reduce expenses in the long-term, and increase market share.

General and administrative expense: General and administrative expenses were $4.94 million for the year ended December 31, 2007, an increase of approximately $1.03 million, or 26.4%, from approximately $3.90 million for the year ended December 31, 2006. As a percentage of total revenue, general and administrative expense was 24.7% for the year ended December 31, 2007, an increase as compared to 19.6% for the year ended December 31, 2006. The increase in dollar amount and as a percentage of revenue was primarily a result of expenses related to our status as a public company with its securities traded on a U.S. national exchange. These fees and expenses are related to professional fees, including auditing, legal, investor relations, as well AMEX fees and the cost of compliance with federal securities laws.

Research and development expense: Research and development expense for the year ended December 31, 2007 was approximately $272,000 as compared to approximately $28,000 for the year ended December 31, 2006. The increase was primarily due to our efforts to enhance our product development during the year ended December 31, 2007, which we expect to continue over the next three years. We expended funds to enhance our production technology and manufacturing capabilities.

Net other expense: Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $554,000 for the year ended December 31, 2007 as compared to $652,000 for the year ended December 31, 2006, a decrease of approximately $98,000, or 14.98%. The decrease in net other expense was primarily due to the increase of income from research and development activities, partially offset by an increase in interest expense.

Benefits from (Provision for) income taxes: Benefit from income taxes was approximately $1.98 million for the year ended December 31, 2007 as compared to a provision for income tax of approximately $406,000 for the year ended December 31, 2006. The increase in the benefits from income taxes was related to our receipt of a grant of relief from income taxes. On March 15, 2007, one of our major subsidiaries, Shenghuo Medicine Co., Ltd., was granted an approval of their application by the PRC government for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Shenghuo Medicine Co., Ltd. recognized an aggregate of approximately $976,000 in income taxes that are no longer payable as of March 15, 2007. The remaining amount of approximately $1.0 million is principally comprised of deferred tax benefits from net operating losses and adjustments of bad debt allowances.

Net income: Net income increased to $4.02 million for the year ended December 31, 2007 as compared to approximately $3.00 million for the year ended December 31, 2006, an increase of $1.02 million, or 33.8%. Considering the foreign currency translation adjustments of approximately $810,000 and $176,000 for the years ended December 31, 2007 and 2006, respectively, comprehensive income of $4.83 million and $3.18 million was realized for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

General - As of December 31, 2007, we had cash and cash equivalents of $2.80 million. We have historically financed our business operations through bank loans, in addition to equity offerings. As of December 31, 2007, we had borrowed from banks and other institutions and had amounts of approximately $5.33 million in short-term notes payable. As of December 31, 2007, we had also borrowed $ 4.10 million in our current portion of long-term debt. For the year ended December 31, 2007, the net decrease in cash and cash equivalents was approximately $891,000. The gross proceeds that we received in June 2007 as a result of the sale of 460,000 shares of our common stock in an initial public offering were offset primarily by increases in receivables from related parties, accounts receivable and employee advances. In addition, we received gross proceeds of $250,000 in October 2007 from an exercise of warrants by a warrant holder to purchase 100,000 shares of our common stock at a per share exercise price of $2.50.

On August 17, 2007, we received a loan for $6,651,094 (RMB 50 million) from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722%, which is due quarterly. Principal payments for the loan were agreed to as follows:

2007	$665,109
2008	1,995,328
2009	3,990,657
6,651,094

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

The following table provides summary information about net cash flow for the year ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
	(in thousands)

Net cash provided by (used in) operating activities	$(5,037)	$1,500

Net cash provided by (used in) investing activities	378	(315)

Net cash provided by financing activities	3,563	1,170

Cash and Cash Equivalents at End of Period	$2,801	$3,691

Operating Activities: Net cash used in operating activities for the year ended December 31, 2007 was approximately $5.04 million, as compared to cash provided by operating activities of $1.50 million for the year ended December 31, 2006. The increase in cash used was primarily due to three primary factors. First, there was an increase in employee advances in the amount of $7.0 million during the year ended December 31, 2007 (see below for more information regarding employee advances). Second, there was an increase in inventory of $1.3 million. Third, there was an increase of advances to suppliers and a decrease of advances from customers, which were partially offset by the increases related to deferred income taxes during the year ended December 31, 2007.

Investing Activities: Net cash provided by investing activities was approximately $378,000 for the year ended December 31, 2007, as compared to net cash used in the amount of approximately $315,000 for the year ended December 31, 2006. The increase in net cash provided by investing activities was primarily a result of $487,000 in cash provided by a release of restricted cash for the year ended December 31, 2007, as compared to cash used for restricted cash in the amount of $76,000 for the same period in 2006.

Financing Activities: Net cash provided by financing activities was approximately $3.56 million for the year ended December 31, 2007 compared to $1.17 million provided for the year ended December 31, 2006. The increase in cash provided was primarily due to our sale of stock in an initial public offering in June 2007 pursuant to which we sold 460,000 shares of our common stock at a price of $3.50 per share in an initial public offering for gross proceeds of $1,610,000. We received an aggregate of $1.1 million of net proceeds, after deducting underwriter’s fees and other expenses of approximately $516,000 incurred in connection with the sale. In addition, net proceeds from short and long-term loans increased by approximately $2.4 million as compared to the same period in 2006.

As of December 31, 2007, our accounts receivable (less allowance for doubtful accounts of $2.08 million) were $9.65 million, a decrease of $0.26 million, or 2.58%, as compared to our accounts receivable of $ 9.91 million as of December 31, 2006. The collection period typically runs from nine months to one year, considering the relatively long collection period in our industry. In the third quarter of 2007, we adopted more stringent credit policies designed to improve the quality and mix of our customer base, in addition to reducing the amount of uncollectible account receivables. Due to these stricter credit policies, we experienced a decrease in sales volume during the third and fourth quarter but believe the implementation of these policies will improve our customer base and reduce the amount of uncollectible account receivables in future periods.

Our company normally requires one to two months to receive products that we order. Inventory increased during the year ended December 31, 2007 by approximately $1.54 million, an increase of 59.8% over inventory as of December 31, 2006. The increase in inventory was primarily due to the increase in work in progress. We purchased a significant amount of Sanchi, which is our main raw material for products. In order to avoid a risk of spoilage by storing the Sanchi in our warehouse, our production department purified the Sanchi into powder for storage. As a result, inventory increased. Moreover, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales. We have implemented new policies aimed at improving collection of accounts receivable in the future, including more detailed reporting from and increased control over provincial sales offices and representatives, incentives for sales representatives more closely tied to timely collection and more stringent enforcement of payment terms with distributors.

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of December 31, 2007, our advance payments to our suppliers totaled approximately $670,000. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. As of the date of this report, we have no material commitments for capital expenditures. We cannot assure that such funding will be available.

We make significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and gain new customers. We believe the sales representatives are able to expand into new markets and obtain new customers if they have advanced funds for their travel, meals, and other incidental expenses that arise over the time they perform their functions as sales representatives. Because recently the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense, prior to September 2006, we did not ask sales representatives to pay off advances immediately. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September of 2006, we began to more vigorously pursue collection of all employee advances. Nonetheless, there are some employee advances that have aged significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. When we makes advances to sales representatives, we require that our selling offices sign advance agreements with sales representatives to arrange the specific purpose of the advance, the amount of the advance, and the term of the advance. Our finance department records the detail of advances and checks the remaining balance with sales representatives every month. We also supervise the repayment of the advances. For sales representatives who do not have good credit, we require them to use real property as collateral when receiving advances from us. Additionally, for sales representatives who refuse to pay off the advances, we attempt to collect on the advances and decrease the risk of bad debt as much as possible by withholding sales commissions, prosecuting delinquent sales representatives, and by other valid means of collection. On January 1, 2007, we added punitive measures for overdue advances to the advance agreement.

Current and long-term employee advances were approximately $10.66 million at December 31, 2007 and $3.13 million as of December 31, 2006, and increase of $7.53 million, or 240.6%. The large increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of December 31, 2007, the gross amount of employee advances was $13.26 million and as of December 31, 2006 it was $4.56 million, an increase of $8.70 million in that year period. As of December 31, 2007, the gross amount of employee advances aged over one year was $2.2 million. Additionally, beginning September 2006, we began to employ more sales representatives, and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of employee advances, we, in compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of employee advances for the years ended December 31, 2007 and 2006.

	Balance at beginning of period	Additions	Reductions	Balance at end of period

For the year ended December 31, 2006
Gross amount of employee advances	$2,635,269	$3,492,160	$1,567,958	$4,559,471
Allowance for doubtful accounts	658,401	771,025	-	1,429,426
Net amount	$1,976,868	$2,721,135	$1,567,958	$3,130,045

For the year ended December 31, 2007
Gross amount of employee advances	$4,559,471	$13,338,719	$4,635,840	$13,262,350
Allowance for doubtful accounts	1,429,426	1,171,467	-	2,600,893
Net amount	$3,130,045	$12,167,252	$4,635,840	$10,661,457

As of December 31, 2007, we had accrued taxes that included approximately $736,000 million in Value Added Taxes, or VAT taxes. In China, companies are required to file income tax returns for the current year before April 15 of the following year and file VAT tax returns for the current month within ten days of the end of the month. In the past, we filed VAT tax returns every month after getting VAT invoices; however, because some customers did not immediately process these invoices, we did not include on a timely basis those invoices in the income and VAT tax returns for our returns. In June 2006, we became aware that there were some income taxes and VAT taxes that were not included on a timely basis on our tax returns and we requested that these customers process all invoices from us. On March 15, 2007, one of our majority owned subsidiaries was granted an exemption from income taxes for the years ended December 31, 2006 and 2005. The approval of this exemption by the government of the PRC reduced the amount of prior income tax payable during 2007 by approximately $976,000. During 2008, we believe that we will have sufficient cash flows from operations to meet the accrued tax liabilities. Further, the income tax exemption granted to one of our majority owned subsidiaries will reduce the cash required to relieve these liabilities.

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

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of at the end of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Lan Gui Hua our Principal Executive Officer, and Qionghua Gao, our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies which related to our material weakness as follows:

▪
Material audit adjustments related to the prior year audits were not recorded in the company’s local accounting records that were necessary to reconcile the retained earnings to the prior year balances in accordance with US GAAP.

▪	The U.S. GAAP expertise of our internal accounting staff

▪	Our internal audit functions

Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

▪
We will maintain a separate, independent set of accounting records to record all US GAAP audit adjustments along with the local GAAP accounting records so as to reconcile our records according to US GAAP.

▪	We will arrange necessary training and engage with external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts .

▪
We have recently established an internal audit function to strengthen the overall internal control environment, and the current skill and experience mix of the internal audit staff. However, this may not ensure an effective internal audit function. To ensure that it becomes an effective monitoring component of internal control framework of the Company, we will focus on preparing internal audit manual, audit planning and provide for sufficient training and development of the internal audit team. Moreover, the Company has begun the recruitment process to strengthen the overall effectiveness of the team and to oversee the implementation of our internal controls over financial reporting. The internal audit department is independent and reports directly to the audit committee.

In addition, we have allocated significant financial and human resources to strengthen the internal control structure. As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2008, we are actively working with external consultants to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

ITEM 13.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement, dated as of June 30, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2006).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement, dated as of August 11, 2006, by and among the Registrant, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s Int’l Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(a) to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

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

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).
10.1	Form of Subscription Agreement dated August 31, 2006 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

Exhibit No.	Description
10.2*
 Employment Agreement dated December 3, 2004 by and between Gui Hua Lan and the Registrant (translated to English) (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.3*
Employment Agreement dated December 3, 2004 by and between Feng Lan and the Registrant (translated to English) (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.4*
Employment Agreement dated December 3, 2004 by and between Lei Lan and the Registrant (translated to English) (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.5*
Employment Agreement dated December 3, 2004 by and between Qiong Hua Gao and the Registrant (translated to English) (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.6*
Employment Agreement dated December 3, 2004 by and between Peng Chen and the Registrant (translated to English) (incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.7*
Employment Agreement dated December 3, 2004 by and between Zheng Yi Wang and the Registrant (translated to English) (incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.8
Joint Establishment Agreement of Kunming Beisheng Science & Technology Development Co., Ltd. dated January 1, 2006 entered into by and between the Registrant and Beijing University Shijia Research Center (translated to English) (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

10.9
Joint Venture Agreement for Kunming Shenghuo Pharmaceutical Group Co., Ltd. dated May 22, 2006 entered into by and between Lan’s Int’l Medicine Investment Co., Limited and SDIC Venture Capital Investment, Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

10.10
Form of Lock Up Agreement for Investors in the August 2006 Private Placement (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on April 25, 2007).
23.1	Consent of Hansen, Barnett & Maxwell, P.C.
________________
*  Indicates management contract or compensatory plan or arrangement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-KSB/A, not later than the end of the 120-day period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Province of Yunnan, People’s Republic of China, on the date indicated.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.

Date: March 31, 2008	/s/ Gui Hua Lan
Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Gui Hua Lan
Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 31, 2008	/s/ Qiong Hua Gao
Qiong Hua Gao, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2008	/s/ Feng Lan
Feng Lan, President and Director

Date: March 31, 2008	/s/ Zheng Yi Wang
Zheng Yi Wang, Executive Director of Exports, Corporate Secretary and Director

Date: March 31, 2008	/s/ Yunhong Guan
Yunhong Guan, Director

Date: March 31, 2008	/s/ Mingyang Liao
Mingyang Liao, Director

Date: March 31, 2008	/s/ Gene Michael Bennett
Gene Michael Bennett, Director

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
AND SUBSIDIARIES

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Shenghuo Pharmaceutical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Shenghuo Pharmaceutical Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shenghuo Pharmaceutical Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 28, 2008

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS:
Current Assets:
Cash and cash equivalents	$2,800,641	$3,691,438
Restricted cash	-	474,576
Accounts receivable, less allowance for doubtful accounts of $2,083,561 and $794,468, respectively	9,651,304	9,907,184
Employee advances, less allowance for doubtful accounts of $883,815 and $1,429,426, respectively	10,147,415	3,130,045
Advances to suppliers	669,858	46,620
Inventory, net of reserve for obsolescence of $136,359 and $111,128, respectively	4,125,193	2,581,519
Receivable from related parties	27,555	76,751
Other current assets	159,657	17,454
Total Current Assets	27,581,623	19,925,587
Property, plant and equipment, net of accumulated depreciation of $4,247,993 and $3,333,305, respectively	7,573,204	7,554,747
Intangible assets, net of accumulated amortization of $42,957 and $22,569, respectively	648,090	624,426
Long-term employee advances, less allowance for doubtful accounts of $1,717,078 and $0, respectively	514,042	-
Deferred income taxes	1,593,159	655,223
TOTAL ASSETS	$37,910,118	$28,759,983
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$745,514	$764,636
Accrued expenses	2,017,748	1,966,822
Deposits	3,439,892	1,573,426
Payable to related parties	94,939	393,213
Short-term notes payable	5,334,260	12,758,426
Advances from customers	119,287	342,531
Taxes and related payables	855,084	3,057,471
Current portion of long-term debt	4,101,667	-
Total Current Liabilities	16,708,391	20,856,525
Long-Term Debt	6,836,111	-
Total Liabilities	23,544,502	20,856,525

Minority Interest in Net Assets of Subsidiaries	655,962	385,067

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,679,400 and 19,119,400 outstanding, respectively	1,968	1,912
Additional paid-in capital	6,193,927	4,829,633
Statutory reserves	147,023	147,023
Retained earnings	6,335,590	2,318,950
Accumulated other comprehensive income, foreign currency translation	1,031,146	220,873
Total Stockholders' Equity	13,709,654	7,518,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,910,118	$28,759,983

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006

Sale of Products	$19,973,918	$19,959,971
Cost of Products Sold	5,038,290	6,400,234
Gross Profit	14,935,628	13,559,737

Operating Expenses:
Selling expense	6,840,824	5,255,907
General and administrative expense	4,935,754	3,903,287
Research and development expense	272,295	28,001
Total Operating Expenses	12,048,873	9,187,195

Income from Operations	2,886,755	4,372,542

Other Income (Expense):
Interest income	22,431	7,791
Income from research and development activities	448,254	105,053
Interest expense	(946,456)	(757,432)
Non-operating expenses	(78,164)	(6,932)
Net Other Expense	(553,935)	(651,520)

Income Before Income Taxes	2,332,820	3,721,022
Benefit from (provision for) income taxes	1,978,963	(406,082)
Minority interest in income of subsidiaries	(295,143)	(313,444)
Net Income	$4,016,640	$3,001,496
Foreign currency translation adjustment	810,273	176,060
Comprehensive Income	$4,826,913	$3,177,556

Earnings Per Share
Basic	$0.21	$0.17
Diluted	$0.21	$0.17
Weighted-Average Shares Outstanding
Basic	19,387,619	17,198,308
Diluted	19,439,077	17,198,308

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Retained	Accumulated Other	Total
	Common Stock		Paid-in	Statutory	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserves	(Deficit)	Income	Equity
Balance, December 31, 2005	16,227,200	$1,626	$2,659,134	$147,023	$(682,546)	$44,813	$2,170,050
Conversion of common shares to minority interest	(1,014,200)	(101)	(223,211)	-	-	-	(223,312)
Issuance of common shares for services	1,242,400	121	1,118,040	-	-	-	1,118,161
Issuance of warrants for services	-	-	11,240	-	-	-	11,240
Issuance of common shares for cash, net
of offering costs	2,000,000	200	1,264,496	-	-	-	1,264,696
Issuance to acquire SRKP 8	664,000	66	(66)	-	-	-	-
Net income for the year	-	-	-	-	3,001,496	-	3,001,496
Foreign currency translation adjustment	-	-	-	-	-	176,060	176,060

Balance, December 31, 2006	19,119,400	1912	4,829,633	147,023	2,318,950	220,873	7,518,391
Shares issued in public offering , net of costs	460,000	46	1,094,336	-	-	-	1,094,382
Exercise of warrants for cash	100,000	10	249,990	-	-	-	250,000
Issuance of warrants for services	-	-	19,968	-	-	-	19,968
Net income for the year	-	-	-	-	4,016,640	-	4,016,640
Foreign currency translation adjustment	-	-	-	-	-	810,273	810,273

Balance, December 31, 2007	19,679,400	$1,968	$6,193,927	$147,023	$6,335,590	$1,031,146	$13,709,654

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$4,016,640	$3,001,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676,547	660,632
Deferred income taxes	(1,002,915)	(200,553)
Minority interest in income of subsidiaries	295,143	313,444
Stock issued for services	-	1,118,161
Warrants issued for services	19,968	11,240

Change in current assets and liabilities:
Accounts receivable	900,437	(7,335,970)
Employee advances	(7,024,869)	(1,066,054)
Advances to suppliers	(595,358)	39,742
Inventory	(1,311,644)	1,826,375
Other current assets	(140,750)	39,610
Accounts payable	(68,893)	(208,173)
Accrued expenses and deposits	1,607,130	1,569,452
Advances from customers	(236,998)	86,270
Unearned revenue	-	(203,826)
Taxes and related payables	(2,171,207)	1,848,555
Net Cash (Used in) Provided by Operating Activities	(5,036,769)	1,500,401

Cash Flows from Investing Activities:
Receivable from related parties	67,018	(37,795)
Restricted cash	487,056	(76,001)
Capital expenditures	(176,453)	(180,737)
Acquisition of land use rights	-	(20,295)
Net Cash (Used in) Provided by Investing Activities	377,621	(314,828)

Cash Flows from Financing Activities:
Payable to related parties	(312,391)	-
Purchase of minority interest	-	(274,780)
Proceeds from short and long-term loans	15,491,257	2,581,672
Payments on short and long-term loans	(12,960,626)	(2,401,605)
Issuance of common stock for cash	1,094,382	1,264,696
Proceeds from exercise of warrants	250,000	-
Net Cash Provided by Financing Activities	3,562,622	1,169,983

Effect of exchange rate changes on cash	205,729	231,839
Net Increase (Decrease) in Cash and Cash Equivalents	(890,797)	2,587,395
Cash and Cash Equivalents at Beginning of Period	3,691,438	1,104,043
Cash and Cash Equivalents at End of Period	$2,800,641	$3,691,438

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2007	2006
Supplemental Information
Cash paid for interest	$781,030	$757,432
Cash paid for income taxes	98,357	-

Noncash investing and financing activities
Reduction in carrying amount of assets related to acquisition of minority interest	$-	$440,158
Conversion of common shares to minority interest	-	223,312

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business – China Shenghuo Pharmaceutical Holdings, Inc. (the “Company” or “the Parent” or “the Group”) and its subsidiaries designs, develops, markets, exports and sells pharmaceutical, nutritional supplements and cosmetic products throughout the People’s Republic of China (PRC) and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and management evaluates each subsidiary as a separate entity.

Organization – The Company was organized under the laws of the State of Delaware on May 24, 2005. On August 31, 2006, the Company consummated a share exchange agreement, as amended (“Agreement”), with Lan’s Int’l Medicine Investment Co., a Hong Kong corporation, and a shareholder holding 93.75% of the equity interest of Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”) whereby the Company, in exchange for 15,213,000 shares of its common stock, acquired 93.75% of Shenghuo’s shares.

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

The Warrants vested immediately, have an exercise price of $2.50, and expire five years from the date of issue. The Warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, estimated life of 5 years, estimate market price of $0.90, volatility of 44.96% and a risk-free interest rate of 4.73%. This resulted in a fair value of $0.1124 per warrant for a total value of $11,240 for the 100,000 warrants. On October 10, 2007 the Warrants were exercised and the Company received proceeds of $250,000.

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
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

In September 2006, Shenghuo, which is the 93.75%-owned subsidiary of the Company, formed Kunming Beisheng Tech Development Ltd. (“Beisheng”), under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, import and export business on medicines, equipment and pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. In August 2007, Shenghuo established a new subsidiary named Pingbian Shenghuo Nanyao Development Co., LTD. (“Pingbian Shenghuo”). Pingbian Shenghuo was organized under the laws of the PRC, has a registered capital of RMB 1,000,000 and Shenghuo holds 100% of the equity interest of Pingbian Shenghuo. The scope of operation of Pingbian Shenghuo is to produce and refine the raw materials, such as Sanchi, that are needed to produce our products. There were no material operations for Beisheng or Pingbian Shenghuo for the years ended December 31, 2007 or 2006.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements– The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the average exchange rates prevailing during the operating periods of each statement.

Principles of Consolidation – The accompanying consolidated financial statements present the operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Fair Value of Financial Instruments — The carrying amounts reported in the consolidated balance sheets for accounts receivables, employee advances, advances to suppliers, accounts payable, accrued liabilities, and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

Cash and Cash Equivalents – The Company’s cash and cash equivalents are maintained in bank deposit accounts. The Company has not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. The Company did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable and Allowance for Doubtful Accounts – Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Customers that have outstanding balances for longer than three months have their credit curtailed. The Company believes that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold.

Employee Advances – Employee advances are presented net of an estimated allowance for doubtful advances. As time passes from when advances are made to employees for travel and related expenses, the Company will create an allowance for these older receivables as the likelihood of collection from each particular employee decreases as their respective advances age. Long-term employee advances are not expected to be realized in the current operating period.

Inventory – Inventories consist principally of pharmaceutical products and are stated at weighted average cost. When market value of the inventory products is lower than the weighted average cost, inventory is reduced to its net realizable value. The Company also holds inventory on consignment.

Property and Equipment – Property and equipment are stated at cost. Maintenance and depreciation are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts. The Company reviews its property and equipment periodically for changes in circumstances that would indicate its recoverable carrying value is less than its net book value. If such circumstances occur, impairment is charged to such items.

Intangible Assets – Acquisition costs of land use rights are capitalized at their acquisition cost and amortized using the straight-line method over their estimated useful lives. For those intangible assets with legal protection over a specific period, their useful life is the protected period. Assets that do not have legal protection periods are amortized over their estimated useful life. Research and development costs are expensed during the period incurred.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Impairment of Long-Lived Asset - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2007, the Company does not consider any of its long-lived assets to be impaired.

Deposits and Accrued Expenses –Accrued expenses consists of accrued commission expense, accrued payroll expense, and accrued welfare expense. Deposits consist of funds paid by the selling representatives held by the Company until the selling representatives no longer provide services to the Company, at which time the deposit is returned to the selling representatives. The Company records deposits from selling representatives when payments are received.

Advances to Suppliers and Advances from Customers – The Company will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $669,858 and $46,620 as of December 31, 2007 and 2006, respectively. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $119,287 and $342,531 as of December 31, 2007 and 2006, respectively and are recognized in revenue when delivery has occurred.

Revenue Recognition – The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

The Company recognizes revenue for its consignment sales only after the customer has checked the quality of the goods and the Company has received a written confirmation from the customer that they have accepted the goods.

Revenue is recognized net of value added tax (“VAT”) payable to the Chinese tax authorities as part of the PRC government’s policy. Sales of products in the PRC are subject to a 17% VAT. Companies that fulfill certain criteria set by the relevant authorities are entitled to a refund of VAT equivalent to the excess over 3% of contracted amount paid in the month when output VAT exceeds input VAT. Such VAT rebates are recorded on an accrual basis.

Cost of Revenues – The cost of revenues are the direct expenses incurred in producing the pharmaceuticals and cosmetics, which include materials, wages, handling charges, and a portion of overhead expenses associated with the manufacture and delivery of products.

Shipping and Handling Costs – Shipping and handling billed to customers is recorded as revenue. Shipping and handling costs are included in cost of revenues.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Research and Development – The Company charges research and development costs to operations in the period incurred. The Company recognizes revenue from research and development activities in accordance with their revenue recognition policy as stated above. Because in many cases the Company cannot be assured that the terms of specific contracts can be fulfilled, the Company recognizes revenue only after all terms of a contract are complete.

Advertising–Advertising expense was $330,937 and $9,396 for the years ended December 31, 2007 and 2006, respectively.

Basic and Diluted Earnings per Share – The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Using the treasury stock method, dilutive securities for the year ended December 31, 2007 include the effects of warrants for the respective periods outstanding during the year. Potentially dilutive securities for the year ended December 31, 2006 include 100,000 warrants which were antidilutive as the strike price exceeded the market price. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Years Ended December 31,
	2007	2006

Net income	$4,016,640	$3,001,496

Basic weighted-average common shares outstanding	19,387,619	17,198,308
Effect of dilutive securities:
Warrants	51,458	-
Diluted weighted-average common shares outstanding	19,439,077	17,198,308
Basic earnings per share	$0.21	$0.17
Diluted earnings per share	$0.21	$0.17

Retirement Benefit Plans – The Company makes monthly contributions to various employee retirement benefit plans organized by provincial governments in the PRC in accordance with rates prescribed by them. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

Registration Rights Agreements – The Company accounts for registration payment arrangements under FSP 00-19-2 which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate arrangement or included as a provision of a financial instrument or arrangement, should be separately recognized and measured in accordance with FASB No. 5, Accounting for Contingencies (SFAS No. 5). The Company adopted FSP 00-19-2 upon its issuance and has accounted for registration payments discussed in these financial statements in accordance with this guidance.

Comprehensive Income – Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Credit Risk – The carrying amounts of accounts receivable and employee advances included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management’s estimations.

The Company has its cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

Recently Enacted Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31,
	2007	2006

Raw materials	$871,425	$843,163
Work-in-process	1,797,379	546,156
Finished goods	786,235	620,676
Product on consignment	806,513	682,652
Total Inventory	$4,261,552	$2,692,647
Less: Provision for obsolescence	(136,359)	(111,128)
Net Inventory	$4,125,193	$2,581,519

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006

Buildings and land use rights	$5,745,353	$5,374,007
Machinery	5,234,388	4,832,776
Other equipment	429,985	328,706
Vehicles	411,471	352,563
Total	11,821,197	10,888,052
Less accumulated depreciation	(4,247,993)	(3,333,305)
Net property, plant and equipment	$7,573,204	$7,554,747

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Asset	Life (years)
Buildings and land use rights	30 - 50
Machinery	3 - 20
Other equipment	3 - 10
Vehicles	3 - 10

Depreciation and amortization expense was $676,547 and $660,632 for the years ended December 31, 2007 and 2006, respectively.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE 5 – INTANGIBLE ASSETS

At December 31, 2007 the Company’s intangible assets consist of land use rights that were not currently being utilized but were held for future use as building sites. When utilized in the construction of buildings, the land use rights are reclassified as property, plant and equipment and are depreciated using the straight-line method over the remainder of their 50-year life. Estimated aggregate future amortization expense for the succeeding five years and thereafter as of December 31, 2007 is as follows:

2008	$18,085
2009	18,085
2010	16,988
2011	15,951
2012	15,723
Thereafter	566,038

NOTE 6 – NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes the Company’s debt obligations and respective balances at December 31, 2007 and 2006:

	December 31,
	2007	2006
Short-term notes payable to banks, settled as of December 31, 2007	$-	$9,593,860
Short-term notes payable to suppliers, settled as of December 31, 2007	-	474,576
Long-term note payable to a bank, settled as of December 31, 2007	-	1,751
Long-term note payable to a bank, settled as of December 31, 2007	-	1,279,181
Short-term note payable to a bank, interest at 6.12%, matures March 2008, secured by land use rights	1,367,223	1,279,181
Short-term note payable to a municipality, interest at 1.8%, payable on demand, unsecured	68,360	63,959
Short-term note payable to a finance bureau, interest at 4.5%, payable on demand, unsecured	70,455	65,918
Short-term note payable to a bank, interest at 6.39%, matures March 2008, secured by property	3,418,056	-
Short-term note payable to a government development zone interest at 2.43%, payable on demand, secured by property	410,167	-
Total short-term notes payable	$5,334,260	$12,758,426

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006
Long-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder (see below)	$6,836,111	$-
Long-term note payable to a bank, interest at 6.57%, matures March 2010, secured by property	4,101,667	-
Total long-term debt	10,937,778	-
Less current maturities of long-term debt	4,101,667	-
Long-term notes payable, net of current portion	$6,836,111	$-

Past due notes payable	$480,622	$65,918

The Company’s short and long-term debt obligations and respective balances at December 31, 2007 are payable as follows:

2008	$9,435,927
2009	5,468,889
2010	1,367,222

Total	$16,272,038

On August 17, 2007, the Company received a loan for $6,651,094 (RMB 50 million calculated into USD using the spot rate at September 30, 2007) from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722% which is due quarterly. The loan is for working capital and is guaranteed by Lan's International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 78% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of the Company’s loan.

NOTE 7 – STOCKHOLDERS’ EQUITY

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of December 31, 2007 and 2006.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Initial Public Offering - In June 2007, the Company completed an initial public offering (“IPO”) consisting of 460,000 shares of common stock. The Company’s sale of common stock, which was sold indirectly by the Company at a price to the public of $3.50 per share, resulted in net proceeds of $1,094,381. These proceeds were net of underwriting discounts and commissions and offering costs payable by the Company totaling approximately $0.6 million. Upon the closing of the offering the Company sold the underwriter warrants to purchase 40,000 shares of common stock for $400. The warrants are exercisable at a per share price of $4.20 and expire if unexercised after five years. The shares underlying the warrants have been registered.

Issuance of Warrants - On September 25, 2007, pursuant to agreements with the two of the Company’s independent directors, the Company issued each independent director 3,000 five-year warrants at an exercise price of $3.50 per share. The Warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, estimated life of 5 years, closing market price of $4.84, volatility of 72.4% and a risk-free interest rate of 4.26%. This resulted in a fair value of $3.328 per warrant for a total value of $19,968 for the 6,000 warrants. The warrants vest immediately.

Exercise of Warrants - During 2007, the Company received proceeds of $250,000 upon the exercise of the warrant to purchase 100,000 shares of common stock at $2.50 per share as described in Note 1.

The following summarizes the outstanding warrants as of December 31, 2007:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$3.50	6,000	4.7	6,000
$4.20	40,000	4.5	40,000
	46,000		46,000

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the Company had receivables due from officers relating to travel advances in the amount of $27,555 and $76,751, respectively.

At December 31, 2007 and 2006 the amounts payable to officers were $94,939 and $288,463, respectively. At December 31, 2007 and 2006 the amounts payable to the related party were $0 and $104,750, respectively. These amounts are due on demand and do not accrue interest.

During 2007 the Company entered into a loan agreement with a bank which is secured by shares of the Company owned by the Company’s principal shareholder. See Note 6.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE 9 – INCOME AND OTHER TAXES

The Company is not subject to any income taxes in the United States, but is subject to corporate income tax in the PRC at a rate of 30% and a local income tax rate of 3% for 2007. However, because the Parent is located in a special region, it has a 15% corporate income tax rate and has been granted a “tax holiday” during which it will pay no income taxes through December 31, 2008. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (“EIT Law”), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

As a result of the above change in the income tax laws, the Parent will continue to have a 15% rate with a tax holiday for 2008 and will have a favorable rate of 50% of the tax rates in effect during fiscal 2009 through 2011 as determined by the PRC government and the regional tax authorities. Medicine, Import/Export, Cosmetics, Beisheng and Pingbian Shenghuo will each be taxed at the new 25% rate effective January 1, 2008.

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance for all deferred income tax assets of Cosmetics and Medicine due to the uncertainty of their realization. Income taxes payable are included in taxes and related payables on the accompanying balance sheets. Income taxes are not required to be paid to the PRC until after the end of the Company’s fiscal year.

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $7.9 million at December 31, 2007. Those earnings, as well as the investment in the subsidiaries of approximately $6.1 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. The Company has U.S. net operating loss carryforwards of approximately $1.9 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006

VAT taxes	$740,403	$1,645,405
Income taxes	58,562	1,373,122
Other taxes	56,119	38,944
Total taxes and related payables	$855,084	$3,057,471

On March 15, 2007, the Company’s majority owned subsidiary, Medicine was granted an approval of their application by the government of the PRC for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Medicine recognized an aggregate of $976,048 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2007.

The temporary differences and carryforwards which give rise to the deferred income tax asset are as follows:

	December 31,
	2007	2006

Net operating loss carryforwards	$893,720	$339,628
Allowance for doubtful trade receivables	559,938	322,342
Allowance for doubtful other receivables	723,255	355,158
Inventory obsolescence reserve	5,096	-
Total deferred income tax assets	2,182,009	1,017,128
Valuation allowance	(588,850)	(361,905)
Net deferred income tax asset	$1,593,159	$655,223

Following is a reconciliation of income taxes calculated at the federal and local statutory rates to actual income tax expense:

	For the Years
	Ended December 31,
	2007	2006

Tax at statutory rate of 33%	$769,831	$1,066,865
Benefit of favorable rate	(1,779,522)	(460,230)
Tax refund from government	(976,048)	-
Benefit of operating loss carryforwards	(41,617)	(32,127)
Other change in valuation allowance	48,393	(168,426)
Provision for (benefit from) income taxes	$(1,978,963)	$406,082

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2007	2006

Current	$(976,048)	$606,635
Deferred	(1,002,915)	(200,553)
Provision for (benefit from) income taxes	$(1,978,963)	$406,082

The Company has $2,708,000 of net operating loss carryforwards available in the PRC that, if unused, begin to expire in 2011.

NOTE 10- COMMITMENTS AND CONTINGENCIES

Economic environment – Since all of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. The Company’s operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, all of the Company’s revenue is denominated in the PRC’s currency CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Dependence on a single raw material – The primary ingredient in all of the Company’s products is Sanchi, an herb grown in two provinces of the PRC. The Company relies on its in-house purchasing department to acquire sufficient Sanchi at reasonable prices and may on occasion make advance payments to suppliers that include provisions for setting the purchase price and delivery date. However, the Company is not reliant on a single source or supplier in order to obtain the Sanchi.

Advertising agreement – The Company has entered into an agreement for certain advertising services to be performed during fiscal 2008. The total commitment under the contract is approximately $1.9 million of which a deposit of approximately $211,000 has been made to the service provider which is reflected in advances to suppliers in the accompanying consolidated balance sheet as of December 31, 2007.

Contingent Liability – The Company was sued by a former employee for violation of his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. The Company accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment on April 27, 2004. In 2006, the plaintiff has asked the court to have the Company pay a penalty for not paying the judgment timely in the amount of $100,000. The court had frozen a bank account that had $105,284. During the fourth quarter of 2006, the court rejected the request for the penalty and released the funds back to the Company. The employee has now asserted claims for allegedly ruining the employee’s reputation and causing mental anguish. The lawsuit was settled in January of 2008, which resulted in the payment of $65,136 by the company.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE 11 - GEOGRAPHIC INFORMATION

The Company derives its sales from China and from other various countries. Operations in China make up the majority of the Company’s sales, with a very small portion from other various countries. No revenues from external customers attributed to any individual foreign country are material. The following table summarizes sales by geographic location for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006

Sales from China	$19,655,934	$19,810,207
Sales from other countries	317,984	149,764
Total Sales	$19,973,918	$19,959,971

NOTE 12 – CONCENTRATIONS

During the year ended December 31, 2007, the Company had no concentrations of revenue from customers. During the year ended December 31, 2006, the Company had concentrations of revenue from two customers accounting for 23% of total revenue.