Form 10KSB/A
period 2007-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2008-04-29
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                          to
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
None.
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Issuer’s revenues for its most recent fiscal year: $19,973,918.
The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 29, 2007 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $23,141,920.
The number of shares outstanding of the issuer’s common equity as of March 24, 2008 was 19,679,400.
Transitional Small Business Disclosure Format (circle one) Yes ☐   No ☑

EXPLANATORY NOTE
This Amendment No. 1 to our Annual Report on Form 10-KSB (the “Form 10-KSB”) for the fiscal year ended December 31, 2007, which was initially filed with the Securities and Exchange Commission on March 31, 2008 (as amended, the “Form 10-KSB/A”), is being filed in order to (i) amend and restate certain information in Item 13 (Exhibits) to include certain additional exhibits and (ii) to timely provide the information required by Part III, Items 9, 10, 11, 12, and 14.
No attempt has been made in this Form 10-KSB/A to modify or update any disclosures in the Form 10-KSB, except as specifically set forth in this Form 10-KSB/A. This Form 10-KSB/A does not reflect any events occurring following the filing of the Form 10-KSB or modify or update any related disclosures, except as specifically set forth in this Form 10-KSB/A. Accordingly, this Form 10-KSB/A should be read in conjunction with the Form 10-KSB and our filings with the Securities and Exchange Commission subsequent to the filing of the Form 10-KSB.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Executive Officers, Directors and Key Employees
The following individuals constitute our board of directors and executive management:

Name	Age	Position
Gui Hua Lan	65	Chief Executive Officer and Chairman of the Board
Feng Lan	35	President and Director
Lei Lan	33	Executive Director of Sales
Qiong Hua Gao	41	Chief Financial Officer
Peng Chen	33	Chief Technological Officer
Zheng Yi Wang	62	Executive Director of Exports, Corporate Secretary and Director
Yunhong Guan	39	Director
Mingyang Liao	57	Director
Gene Michael Bennett	60	Director
Gui Hua Lan has been Chief Executive Officer and Chairman of the Board since 1995. Mr. Lan was born in Yulin, Guangxi Province and has a Bachelor’s degree in engineering. He also studied at the Chongqing School of Banking and the University of Yunnan from 1959 to 1966. After graduation, Mr. Lan worked in the fields of finance, media, and government in China. In 1980, Mr. Lan established his own enterprise devoted to research on traditional Chinese medicine. From 1995 to 1999, Mr. Lan served as President of the company. Over the last 25 years, he has overseen the successful commercial development of a large number of traditional Chinese medicine-based drugs and nutritional supplements. He owns over 20 national and international patents and has written and published numerous articles and reports on economics, many of which have been recognized by the World Organization for Traditional Chinese Medicine, Chinese economics and management institutions, and the Chinese Academy of Social Sciences. Mr. Lan also serves as President and Chairman of Kunming Nanguo Biological Resources Development Corp., Ltd., a pharmaceutical research company in China, and President and Chairman of Lan’s International Medicine Investment Co., Limited, the controlling shareholder of our company. Mr. Lan also holds a number of prominent political posts, including: Political Commissar of Yunnan Province, committee of special economy association, committee of business association in Yunnan province, Standing Director of Chinese Entrepreneurs, Vice-chairman of the Yunnan Institution of Chinese International Trade Academics Association, Vice-chairman of Yunnan Technique Enterprises Association, president of the chamber of commerce for pharmaceuticals and health foods.

Feng Lan has been President and Director since March 2002. Mr. Lan has a Bachelor’s degree in engineering. Mr. Lan graduated from Yunnan traditional Chinese Medicine College in 1996, where he majored in pharmacology. He also completed graduate studies in pharmacology at the Kunming Medicine College in 2002. Mr. Lan is a senior engineer and an academic leader in Kunming. He joined Kunming in 1996, and was Secretary of the Technical Department from September 1996 to December 1999 and General Engineer from March 2000 to March 2005. In October 2004, he was elected as the new General Manager of the group and also the General Manager of the pharmaceutical company. During his tenure, he has achieved successes such as developing Xuesaitong Soft Capsule and improved production techniques and quality control systems. Mr. Lan also serves as a Director of Lan’s International Medicine Investment Co., Limited, the controlling shareholder of our company. In 1999, he received an engineering certificate. He was awarded third prize of Science and Technology Progress in Yunnan province. In 2002, he was awarded the title of Technician Making Outstanding Contributions to Kunming city.
Lei Lan has been Executive Director of Sales since October 2004 and served as a Director from November 2004 to June 2007. Mr. Lan joined us in 1995 and served as a vice manager of sales from July 1997 to June 1999. He also served as manager of the Yunnan Department from July 1997 to June 1999, where he managed sales within the province. Controller, Marketing Manager, and he also served as Vice General Manager of Sales from June 1999 to January 2002 and he served as Marketing Manager and Controller from June 1999 to January 2002. Mr. Lan graduated from Yunnan Ethnic Academy in July 2005 with a major in economics and management.
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
Zheng Yi Wang has served as Executive Director of Exports since November 2005 and he served as Corporate Secretary and a Director since August 2004. From June 1999 to July 2004, Mr. Wang served as our vice manager of the pharmaceuticals department, where he oversaw the manufacturing operations. Mr. Wang also served as director of the enterprise management department from August 2004 to April 2006 and has served as director of the administration center from May 2006, where he assists in management and executive affairs. Since August 2004, Mr. Wang has been a dispatching director of National Investment Entrepreneur Limited, a bio-resource company. Mr. Wang also serves as a director of Kunming Nanguo Biological Resources Development Corp., Ltd., a pharmaceutical research company, and a director of Lan’s International Medicine Investment Co., Limited, the controlling shareholder of our company. Mr. Wang graduated from the Kunming Medicine College in July 1968 with a major in medical treatment.
Yunhong Guan has served as a Director and as Chairman of the Audit Committee since June 2007. Since May 1998, Mr. Guan has served as a partner of Ya Tai Zhong Hui Certificated Public Accounting Co., Ltd., a company providing auditing services. Since March 2006, Mr. Guan has also served as a lawyer at the Yunnan Weizhen Law Firm. From July 1993 to April 1998, Mr. Guan served as a secretary in the secretary office of the board of directors of Kunming Machine Tools Co., Ltd., a company that designs, produces and sells a series of machine tools and parts and technology products such as computers and products which integrate optical, electrical and mechanical components. Since November 2005, Mr. Guan has served as a director and as a member of the audit committee of Yunnan Jinggu Forestry Share Co., Ltd., a company providing forestry processing services. Mr. Guan has a degree in Mechanical Quantity Measuring from China Jiliang University and is a certified public accountant.

Mingyang Liao has served as a Director since June 2007. Since June 1998, Mr. Liao has served as a professor at the Beijing Institute of Pharmacology and Toxicology (the “Institute”). Mr. Liao also served as a vice professor at the Institute from June 1993 to June 1998 and as a researcher at the Institute from December 1975 to June 1993. Mr. Liao holds a bachelor’s degree in medicine from the Tianjiog Medical University and a master’s degree in pharmacology toxicology from the Institute.
Gene Michael Bennett has served as a Director and as a member of the Audit Committee since June 2007. Since June 2004, Mr. Bennett has been a partner at Nexis Investment Consulting Corporation, which assists companies in raising funds and in finding appropriate investments and merger and acquisition candidates. From May 2000 to June 2004, Mr. Bennett served as a partner of ProCFO, a provider of contract chief financial officer services. From 1998 to 2000, Mr. Bennett taught courses in accounting, tax and auditing as a professor and lecturer at the University of Hawaii and Chaminade of Honolulu. Mr. Bennett served as the Chief Financial Officer and as a member of the board of Argonaut Computers, a provider of “information controller” equipment, from 1993 to 1998. Since April 2007, Mr. Bennett has also served as a director and as Chairman of the audit committee of Duo Yuan Technologies, Inc., a company that researches, manufactures, sells and services printing equipment, and China Fire & Security Group, Inc., a company that develops, manufactures, and sells products related to fire protection. Mr. Bennett holds a degree in accounting and an MBA in finance from Michigan State University and is an inactive certified public accountant.
Family Relationships
Gui Hua Lan is the father of Lei Lan and Feng Lan, who are brothers. Feng Lan is the spouse of Peng Chen.
Involvement in Certain Legal Proceedings
To the best of our knowledge, during the past five years, none of the following occurred with respect to any of our directors, executive officers or control persons: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than 10% of our common stock, to file with the Securities and Exchange Commission an initial report of ownership of our common stock on Form 3 and reports of changes in ownership of our common stock on Form 4 or Form 5, as applicable. Officers, directors and 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) reports that they file.
Based solely upon review of the copies of such reports furnished to us and representations from certain of our executive officers and directors that no other such reports were required, we believe that during the period from January 1, 2007 through December 31, 2007, all of our executives officers, directors and 10% beneficial owners filed the required Section 16(a) reports on a timely basis with the exception of the following: one Form 4 filed by each of Messrs. Bennett and Guan.

Code of Ethics
On June 7, 2007, our Board of Directors adopted the China Shenghuo Pharmaceutical Holdings, Inc. Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14.1 on Item 13 to this Form 10-KSB/A.
The Board of Directors and Committees
Board Composition
Subject to certain exceptions, under the listing standards of the AMEX, a listed company’s board of directors must consist of a majority of independent directors. We are exempt from this requirement because we are considered a “controlled company” pursuant to Section 801(a) of the AMEX Company Guide because one of our shareholders, Lan’s International Medicine Investment Co., Limited (“LIMI”), owns more than 50% of our voting securities. In addition, small business issuers are permitted to maintain a board of directors comprised of at least 50% independent directors. Currently, our Board of Directors has determined that three of the six members of our Board of Directors are independent under the listing standards of the AMEX, as follows: Yunhong Guan, Mingyang Liao and Gene Michael Bennett.
Audit Committee
We established our Audit Committee in June 2007. The Audit Committee consists of Yunhong Guan and Gene Michael Bennett, each of whom is an independent director. Mr. Guan, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-B. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:
•	The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•	Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.
Our Board of Directors does not maintain a separate nominating or compensation committee. Functions and duties customarily performed by such committees are performed by a majority of our independent directors in compliance with the requirements for listing on AMEX. Such responsibilities include:
•	The design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of any equity incentive plans, including the approval of grants under any such plans to our employees, consultants and directors.

•	The review and determination of compensation of our executive officers, including our Chief Executive Officer.

•	The selection of director nominees, the approval of director nominations to be presented for shareholder approval at our annual general meeting and filling of any vacancies on our board of directors, the consideration of any nominations of director candidates validly made by shareholders, and the review and consideration of developments in corporate governance practices.

ITEM 10.	EXECUTIVE COMPENSATION
Executive Compensation
The following table summarizes all compensation that we have recorded in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007.

	Annual Compensation
Name and Position	Year		Salary($)	Bonus ($)	Total($)
Gui Hua Lan	2007	(1)	$12,808	$2,112	$14,920
Chief Executive Officer and	2006	(2)	$7,656	$1,531	$9,187
Chairman of the Board

Richard Rappaport(3)	2007		—	—	—
Former President and Director	2006		—	—	—

(1)	For the fiscal year ended December 31, 2007, annual compensation was equal to a salary of 90,936.80 Renminbi (“RMB”) (approximately $12,808) and bonus of RMB 14,995.20 (approximately $2,112), for a total annual compensation of RMB 105,932 (approximately $14,920).

(2)	For the fiscal year ended December 31, 2006, annual compensation was equal to a salary of RMB 59,717 (approximately $7,656) and bonus of RMB 11,942 (approximately $1,531), for a total annual compensation of RMB 71,659 (approximately $9,187).

(3)	Mr. Rappaport resigned from all positions with the Company upon the close of the Share Exchange on August 31, 2006.
Grants of Plan-Based Awards in 2007
There were no option grants in 2007.
Outstanding Equity Awards at 2007 Fiscal Year-End
There were no option exercises or options outstanding in 2007.
Option Exercises and Stock Vested in Fiscal 2007
There were no option exercises or stock vested in 2007.
Employment Agreements
Each of Gui Hua Lan, Feng Lan, Qiong Hua Gao, Lei Lan, Peng Chen and Zheng Yi Wang are parties to five year employment agreements with us expiring in December 2009 further to which each employee is paid an annual salary of approximately $7,753, $6,340, $5,024, $4,733, $5,165, and $5,516, respectively, subject to change in annual salary level as set forth in the agreement. None of the agreements provide for severance upon termination.

Director Compensation

Change in
Pension Value
				Non-Equity	and Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Gui Hua Lan	—	—	—	—	—	—	—
Feng Lang	—	—	—	—	—	—	—
Zheng Yi Wang	—	—	—	—	—	—	—
Yunhong Guan(1)	2,762 (4)	—	9,984	—	—	—	12,746
Mingyang Liao(2)	2,762 (4)	—	—	—	—	—	2,762
Gene Michael Bennett(3)	10,000	—	9,984	—	—	—	19,984

(1)	Under the terms of the Independent Director’s Agreement with Yunhong Guan (the “Guan Agreement”), Mr. Guan will receive an annual compensation of RMB 42,000 (approximately $5,524), or RMB 3,500 (approximately $460) per month. In addition, Mr. Guan has received a five-year warrant to purchase 3,000 shares of our common stock at an exercise price of $3.50 per share. Mr. Guan will also receive 3,000 options to purchase shares of our common stock on an annual basis once the Company adopts a stock option plan. No options have been granted as of December 31, 2007.

(2)	Under the terms of the Independent Director’s Agreement with Mingyang Liao (the “Liao Agreement”), Mr. Liao will receive an annual compensation of RMB 42,000 (approximately $5,524), or RMB 3,500 (approximately $460) per month.

(3)	Under the terms of the Independent Director’s Agreement with Gene Michael Bennett (the “Bennett Agreement”), Mr. Bennett’s annual compensation from us will be $12,000 for service as a member of our Board of Directors and $8,000 for service as a member of the Audit Committee. Mr. Bennett has received a five-year warrant to purchase 3,000 shares of our common stock at an exercise price of $3.50 per share. Mr. Bennett will also receive 3,000 options to purchase shares of our common stock on an annual basis once the Company adopts a stock option plan. No options have been granted as of December 31, 2007. The Bennett Agreement also provides that Mr. Bennett will receive $1,000 for each board meeting he attends in person.

(4)	Total amount of fees paid in cash is equal to RMB 21,000 (approximately $2,762).
Indemnifications of Directors And Executive Officers And Limitations of Liability
Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.
We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.
We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the effective time of the Share Exchange, we had not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:
•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.
At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
See “Item 5. Market for Common Equity and Related Stockholder Matters - Equity Compensation Plan.”
BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on 19,679,400 issued and outstanding shares of common stock, by:
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

Name and Address		Beneficially		Percent of Class
of Beneficial Owner	Title	Owned		Beneficially Owned

Directors and Executive Officers
Gui Hua Lan	Chief Executive Officer and Chairman of the Board	15,213,000	(1)	77.3%

Feng Lan	President and Director	15,213,000	(1)	77.3

Qiong Hua Gao	Chief Financial Officer	—	(2)	—

Lei Lan	Executive Director of Sales	—	(2)	—

Peng Chen	Chief Technological Officer	15,213,000	(3)	77.3

Zheng Yi Wang	Executive Director of Exports, Corporate Secretary and Director	15,213,000	(1)	77.3

Yunhong Guan	Director	3,000	(4)	*

Mingyang Liao	Director	—		—

Gene Michael Bennett	Director	3,000	(4)	*

Officers and Directors as a Group (total of 9 persons)		15,219,000	(1)	77.3

5% or more Stockholders
Lan’s International Medicine Investment Co., Limited		15,213,000	(1)	77.3

*	Less than 1%.

(1)	Represents shares of common stock in the Company held by LIMI, of which Gui Hua Lan, Feng Lan and Zheng Yi Wang are directors and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang own 62.2%, 5.0% and 1.3%, respectively, of LIMI’s issued and outstanding shares. Each of the foregoing persons disclaims beneficial ownership of the shares held by LIMI except to the extent of his pecuniary interest.

(2)	Excludes shares of common stock of the Company held by LIMI. Lei Lan and Qiong Hua Gao own 9.2% and 1.3%, respectively, of LIMI’s issued and outstanding shares; however, Mr. Lan and Ms. Gao do not have voting and investment control over the shares of the Company’s common stock held by LIMI.

(3)	Represents shares of common stock in the Company held by LIMI. Mrs. Chen is the spouse of Feng Lan, who is a director of LIMI. Mrs. Chen may therefore be deemed to be the beneficial owner of the shares held by LIMI. Mrs. Chen disclaims beneficial ownership of the shares held by LIMI except to the extent of her pecuniary interest.

(4)	Represents 3,000 shares of common stock that are subject to a warrant and are exercisable within 60 days of the data of this report.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Kunming Shenghuo Pharmaceutical (Group) Co., Ltd.
Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) is a 93.75%-owned subsidiary of our company, which has interlocking executive and director positions with Shenghuo China.
August 2006 Share Exchange
In August 2006, we completed the Share Exchange with Shenghuo China. Shenghuo China’s 93.75% shareholder, LIMI, exchanged 93.75% of the equity interest of Shenghuo China for the issuance of an aggregate of 16,255,400 shares of our common stock to LIMI and its designees. As of the close of the Share Exchange, LIMI owned 80.5% of our issued and outstanding stock. Gui Hua Lan, Feng Lan and Zheng Yi Wang are directors of LIMI, are officers and directors of Shenghuo China, and were also appointed as executive officers and directors of our company upon closing of the Share Exchange. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.2%, 5.0% and 1.3%, respectively, of LIMI’s issued and outstanding shares. Each of the foregoing persons disclaims beneficial ownership of the shares held by LIMI except to the extent of his pecuniary interest. Moreover, Lei Lan, the Company’s Executive Director of Sales, and Qiong Hua Gao, our Chief Financial Officer, owns 9.2% and 1.3%, respectively, of LIMI’s issued and outstanding shares. Gui Hua Lan was appointed as our Chief Executive Officer and Chairman of the Board, Feng Lan was appointed as our President and Director, and Zheng Yi Wang was appointed as our Executive Director of Exports, Corporate Secretary and Director.

WestPark Capital, Inc. and SRKP 8, Inc.
Westpark Capital, Inc. (“WestPark”) acted as the placement agent for our August 2006 private placement transaction (the $1,800,000 equity financing conducted by us on the close of the Share Exchange). For its services as placement agent, WestPark was paid a commission equal to 9.0% of the gross proceeds from the financing, in addition to a 2% non-accountable expense fee, for an aggregate amount fee of $198,000. Richard Rappaport, our President and one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in WestPark, an NASD member. Anthony C. Pintsopoulos, one of our controlling stockholders and an officer and director prior to the Share Exchange, is the Chief Financial Officer of WestPark. Debbie Schwartzberg, one of our controlling stockholders prior to the Share Exchange, is a noteholder of the parent company of WestPark; her note entitles her to a 1.5% interest in the net profits of the parent company of WestPark. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with us upon the closing of the Share Exchange. In addition, on May 26, 2005, the Company issued 2,700,000 shares of common stock to five accredited investors for aggregate cash consideration of $25,000. These five investors included Richard Rappaport, Anthony Pintsopolous, and Debbie Schwartzberg. It should be noted that any shares held by promoters of the Company may not be sold by such promoters, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after the Share Exchange, regardless of technical compliance with the rule.
WestPark also acted as the managing underwriter for our initial public offering. Upon the closing of the offering in June 2007, we issued to WestPark warrants to purchase up to 40,000 shares of our common stock. The warrants are exercisable at a per share exercise price of $4.20, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire after five years. The holders of shares of common stock acquired upon exercise of the warrants have the right to include such shares in any future registration statements filed by us and to demand one registration for the shares. In addition, we agreed to indemnify the underwriters against some liabilities, including liabilities under the Securities Act and to contribute to payments that the underwriters may be required to make in respect thereof. We paid WestPark a non-accountable expense allowance of $42,000 and an underwriters’ discount of $161,000. We also agreed to retain WestPark at a rate of $3,000 per month as a consultant to assist us with shareholder and investor matters. The consulting arrangement will be for a period of 12 months from the closing of the offering.
Sale of Technology from Nanguo to Shenghuo China
Our subsidiary, Shenghuo China, was formed in 1995 as a limited company under the laws of the People’s Republic of China (“PRC”), with Kunming Nanguo Biology Source Development Institute (“Nanguo”) owning approximately 55% of our outstanding equity interests and Guangdong Maoming Huazhou Company (“Guangdong”) owning approximately 45% of our equity interests. In November 1999, Guangdong transferred all of its equity interests to Nanguo, which, as a result, became our 100% parent. Also in November 1999, Nanguo entered into an agreement with the Pharmaceutical Institute of Kunming Medical College (the “College”) to purchase the rights to the technology for the preparation of Sanchi, including the technology of extracting and separating the Sanchi from Panax notoginseng, analysis data, the conditions and methods of synthesize, manufacture and the quality-control. Terms of the agreement required an initial payment of approximately $217,000 and a final payment of approximately $3.9 million upon receiving governmental approval and protection for the developed techniques. In March 2000, Nanguo made an additional net investment of approximately $1.3 million and a new investor, Yunnan Yunwei (Group) Co., LTD (“Yunwei”), made a capital investment of approximately $3.7 million into our company, and in May 2002, a new investor, SDIC Venture Capital Investment, Co., Ltd. (“SDIC”), made an investment of approximately $483,000. In August 2004, Nanguo sold the rights to the technology to our company for approximately $3.5 million, and in January 2005, Nanguo purchased all of the equity interests held by Yunwei for approximately the same amount, resulting in Nanguo becoming our 93.75% parent, and SDIC’s percentage holding in our company became 6.25% of our outstanding equity interests. In 2006, Nanguo transferred its 93.75% interest to LIMI, and we were restructured into Chinese Foreign Equity Joint Venture under the laws of the PRC. LIMI transferred its 93.75% interest in Shenghuo China to us pursuant to the Share Exchange, which was completed on August 31, 2006.

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
August 2007 Guarantee
On August 17, 2007, we entered into a loan agreement for RMB 50 million (approximately $6,651,094) with Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722% and which is due quarterly. The purpose of the loan is for working capital and is guaranteed by LIMI. Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 77% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.2%, 5.0% and 1.3%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of our loan.
Loans to and from Insiders
As of December 31, 2007 and December 31, 2006, we had receivables due from officers relating to travel advances in the amount of $27,555 and $76,751, respectively. At December 31, 2007 and December 31, 2006, we had payables due to officers in the amount of $94,939 and $288,463, respectively. Also at December 31, 2007 and December 31, 2006, the amounts payable to our former parent company were $0 and $104,750, respectively. These amounts are due on demand and do not accrue interest.
Independent Director Agreements
In 2007, we entered into an Independent Director’s Agreement with each of Gene Michael Bennett, Mingyang Liao, and Yunhong Guan, each of whom are directors of the Company.
Under the terms of the Bennett Agreement, Mr. Bennett’s annual compensation from the Company will be $12,000 for service as a member of our Board of Directors and $8,000 for service as a member of the audit committee. Mr. Bennett has received a five-year warrant to purchase 3,000 shares of the our common stock at an exercise price of $3.50 per share. Mr. Bennett will also receive 3,000 options to purchase shares of our common stock on an annual basis once the Company adopts a stock option plan. No options have been granted to date. The Bennett Agreement also provides that Mr. Bennett will receive $1,000 for each board meeting he attends in person.
Under the terms of the Liao Agreement and the Guan Agreement, each of Messrs. Liao and Guan will receive an annual compensation of RMB 42,000 (approximately $5,524), or RMB 3,500 (approximately $460) per month. In addition, Mr. Guan will receive a five-year warrant to purchase 3,000 shares of the Company’s common stock at an exercise price of $3.50 per share. Mr. Guan will also receive 3,000 options to purchase shares of common stock on an annual basis once the Company adopts a stock option plan. No options have been granted to date.
DIRECTOR INDEPENDENCE
Subject to certain exceptions, under the listing standards of the AMEX, a listed company’s board of directors must consist of a majority of independent directors. We are exempt from this requirement because we are considered a “controlled company” pursuant to Section 801(a) of the AMEX Company Guide because one of our shareholders, LIMI, owns more than 50% of our voting securities. In addition, small business issuers are permitted to maintain a board of directors comprised of at least 50% independent directors. Currently, our Board of Directors has determined that three of the six members of our Board of Directors are independent under the listing standards of the AMEX, as follows: Guan Yunhong, Mingyang Liao and Gene Michael Bennett.

ITEM 13. EXHIBITS

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated as of June 30, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2006).

2.1(a)	Amendment No. 1 to the Share Exchange Agreement, dated as of August 11, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(a) to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

2.1(b)	Amendment No. 2 to the Share Exchange Agreement, dated as of August 28, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by reference).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.1	Form of Subscription Agreement dated August 31, 2006 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.2*	Employment Agreement dated December 3, 2004 by and between Gui Hua Lan and the Company (translated to English) (incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.3*	Employment Agreement dated December 3, 2004 by and between Feng Lan and the Company (translated to English) (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.4*	Employment Agreement dated December 3, 2004 by and between Lei Lan and the Company (translated to English) (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.5*	Employment Agreement dated December 3, 2004 by and between Qiong Hua Gao and the Company (translated to English) (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.6*	Employment Agreement dated December 3, 2004 by and between Peng Chen and the Company (translated to English) (incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.7*	Employment Agreement dated December 3, 2004 by and between Zheng Yi Wang and the Company (translated to English) (incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.8	Joint Establishment Agreement of Kunming Beisheng Science & Technology Development Co., Ltd. dated January 1, 2006 entered into by and between the Company and Beijing University Shijia Research Center (translated to English) (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

Exhibit
No.	Description
10.9	Joint Venture Agreement for Kunming Shenghuo Pharmaceutical Group Co., Ltd. dated May 22, 2006 entered into by and between Lan’s International Medicine Investment Co., Limited and SDIC Venture Capital Investment, Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

10.10	Form of Lock Up Agreement for Investors in the August 2006 Private Placement (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

10.11	Loan Agreement, by and between the Company and Shuang Long Branch of Agricultural Bank of China (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2007).

10.12*	Form of Independent Director’s Agreement, entered into by the Company with each of Gene Michael Bennett, Mingyang Liao, and Yunhong Guan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.13*	Form of Warrant Agreement, entered into by the Company with each of Gene Michael Bennett and Yunhong Guan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.14	Form of Warrant to be issued to be issued to the Underwriter, entered into by the Company and Westpark Capital Inc. (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007).

14.1**	China Shenghuo Pharmaceutical Holdings, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2007).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registration Statement on Form SB-2 on Form S-3 filed with the Securities and Exchange Commission on September 18, 2007).

23.1	Consent of Hansen, Barnett & Maxwell, P.C. (incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the fiscal years ended December 31, 2007 and 2006, we retained Hansen, Barnett & Maxwell, P.C. to provide services as follows:

	Fees for the Year Ended December 31
Services	2007	2006
Audit fees	$282,433	$182,700
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total audit and non-audit fees	$282,433	$182,700

Audit Fees. Consists of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Hansen, Barnett & Maxwell, P.C. in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
Tax Fees. Consists of fees billed for professional service for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.
Pre-Approval Policies and Procedures
Prior to our initial public offering in June 2007, our Board of Directors as a whole pre-approved all services provided by Hansen, Barnett & Maxwell, P.C. and has concluded that such services are compatible with Hansen, Barnett & Maxwell, PC’s independence as our auditors.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)
April 28, 2008	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gui Hua Lan

Date: April 28, 2008	Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Qiong Hua Gao

Date: April 28, 2008	Qiong Hua Gao, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Feng Lan

Date: April 28, 2008	Feng Lan, President and Director

/s/ Zheng Yi Wang

Date: April 28, 2008	Zheng Yi Wang, Executive Director of Exports, Corporate Secretary and Director

/s/ Yunhong Guan

Date: April 28, 2008	Yunhong Guan, Director

/s/ Mingyang Liao

Date: April 28, 2008	Mingyang Liao, Director

/s/ Gene Michael Bennett

Date: April 28, 2008	Gene Michael Bennett, Director