Form 10-Q
period 2008-03-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2008-05-20
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33537

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2903562 (IR.S. Employer Identification No.)

No. 2, Jing You Road, Kunming National Economy & Technology Developing District People’s Republic of China 650217 (Address of principal executive offices)	N/A (Zip Code)

0086-871-728-2628
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 1, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS:
Current Assets:
Cash and cash equivalents	$1,005,333	$2,800,641
Restricted cash	-	-
Accounts receivable, less allowance for doubtful accounts of $2,744,277 and $2,083,561, respectively	8,532,652	9,651,304
Employee advances, less allowance for doubtful accounts of $1,628,854 and $883,815, respectively	12,727,818	10,147,415
Advances to suppliers	1,284,423	669,858
Inventory, net of reserve for obsolescence of $126,992 and $136,359, respectively	4,482,262	4,125,193
Receivable from related parties	35,967	27,555
Other current assets	83,493	159,657
Total Current Assets	28,151,948	27,581,623
Property, plant and equipment, net of accumulated depreciation of $4,624,115 and $4,247,993, respectively	7,762,163	7,573,204
Intangible assets, net of accumulated amortization of $49,443 and $42,957, respectively	670,330	648,090
Long-term employee advances, less allowance for doubtful accounts of $1,108,512 and $1,717,078, respectively	523,799	514,042
Deferred income taxes	1,487,729	1,593,159
TOTAL ASSETS	$38,595,969	$37,910,118

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,734,154	$745,514
Accrued expenses	1,769,458	2,017,748
Deposits	4,043,789	3,439,892
Payable to related parties	83,384	94,939
Short-term notes payable	4,131,940	5,334,260
Advances from customers	105,810	119,287
Taxes and related payables	735,612	855,084
Current portion of long-term debt	2,848,110	4,101,667
Total Current Liabilities	15,452,257	16,708,391
Long-Term Debt	8,544,331	6,836,111
Total Liabilities	23,996,588	23,544,502

Minority Interest in Net Assets of Subsidiaries	637,065	655,962

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,679,400 and 19,679,400 outstanding , respectively	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Statutory reserves	147,023	147,023
Retained earnings	5,997,249	6,335,590
Accumulated other comprehensive income, foreign currency translation	1,622,149	1,031,146
Total Stockholders' Equity	13,962,316	13,709,654
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,595,969	$37,910,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sale of Products	$5,486,468	$4,327,125
Cost of Products Sold	2,099,462	1,141,698
Gross Profit	3,387,006	3,185,427

Operating Expenses:
Selling expense	1,641,502	1,602,824
General and administrative expense	1,571,115	973,605
Research and development expense	118,976	2,877
Total Operating Expenses	3,331,593	2,579,306

Income from Operations	55,413	606,121

Other Income (Expense):
Interest income	3,265	6,462
Income from research and development activities	263,037	1,218
Interest expense	(256,082)	(180,183)
Non-operating expenses	(73,145)	-
Net Other Expense	(62,925)	(172,503)

(Loss) Income Before Income Taxes	(7,512)	433,618
Benefit from (provision for) income taxes	(352,981)	1,137,478
Minority interest in loss (income) of subsidiaries	22,152	(97,920)
Net (Loss) Income	$(338,341)	$1,473,176
Foreign currency translation adjustment	591,003	85,735
Comprehensive Income	$252,662	$1,558,911

Earnings Per Share
Basic	$(0.02)	$0.08
Diluted	$(0.02)	$0.08
Weighted-Average Shares Outstanding
Basic	19,679,400	19,119,400
Diluted	19,679,400	19,119,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$(338,341)	$1,473,176
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	199,872	166,155
Deferred income taxes	167,983	(37,177)
Minority interest in (loss) income of subsidiaries	(22,152)	97,920
Change in current assets and liabilities:
Accounts receivable	1,487,331	(1,861,831)
Employee advances	(2,101,062)	(863,563)
Advances to suppliers	(574,171)	(251,294)
Inventory	(181,623)	109,494
Other current assets	76,870	4,048
Accounts payable	937,166	28,511
Accrued expenses and deposits	(325,048)	1,170,727
Deposits	451,037	-
Advances from customers	(18,041)	(55,780)
Taxes and related payables	(151,701)	(1,034,633)
Net Change in Operating Activities	(391,880)	(1,054,247)

Cash Flows from Investing Activities:
Receivable from related parties	1,942	(579,050)
Restricted cash	-	371,186
Capital expenditures	(72,119)	(42,233)
Net Change in Investing Activities	(70,177)	(250,097)

Cash Flows from Financing Activities:
Payable to related parties	(15,170)	(323,676)
Proceeds from short and long-term loans	-	8,470,252
Payments on short and long-term loans	(1,393,596)	(8,843,200)
Net Change in Financing Activities	(1,408,766)	(696,624)

Effect of exchange rate changes on cash	75,515	28,645
Net Change in Cash and Cash Equivalents	(1,795,308)	(1,972,323)
Cash and Cash Equivalents at Beginning of Period	2,800,641	3,691,438
Cash and Cash Equivalents at End of Period	$1,005,333	$1,719,115

Supplemental Information
Cash paid for interest	$256,082	$180,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc. (formerly known as SRKP 8, Inc.) (the “Company” or the “Parent”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the People’s Republic of China (“PRC”) is the Chinese Yuan Renminbi (“CNY”); however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The condensed consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

NOTE 2 - ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business - The Company and its subsidiaries design, develop, market, export and sell pharmaceutical, nutritional supplements and cosmetic products throughout the PRC and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and management evaluates each subsidiary as a separate entity.

Organization - The Company was organized under the laws of the State of Delaware on May 24, 2005. On August 31, 2006, the Company consummated a share exchange agreement, as amended (the “Agreement”), with Lan’s Int’l Medicine Investment Co., a Hong Kong corporation, and a shareholder holding 93.75% of the equity interest of Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”) whereby the Company, in exchange for 15,213,000 shares of its common stock, acquired 93.75% of Shenghuo’s shares.

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

In October 1995, Shenghuo was formed under the laws of the PRC and subsequently acquired an 80% interest in both Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), and a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). All of these entities were also formed in and operate within the PRC. Stockholder’s equity was represented by share capital and no shares were outstanding prior to August 31, 2006. Share capital of Shenghuo prior to the consummation of the Agreement was $2,660,760. On August 30, 2006, the minority shareholders of Medicine agreed to transfer 19% of their 20% interest to Shenghuo for $249,800. Also on August 30, 2006, the minority shareholders of Import/Export agreed to transfer 19% of their 20% interest to Shenghuo for $24,980. Subsequent to these transfers, Shenghuo owns 99% of the equity interests in Medicine and Import/Export.

In September 2006, Shenghuo, which is the 93.75%-owned subsidiary of the Company, formed Kunming Beisheng Science and Technology Development Company, Ltd. (“Beisheng”), under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, the importation and exportation of medicines and equipment and the development of pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. In August 2007, Shenghuo established a new subsidiary named Pingbian Shenghuo Nanyao Development Co., LTD. (“Pingbian Shenghuo”). Pingbian Shenghuo was organized under the laws of the PRC, has a registered capital of RMB 1,000,000 and Shenghuo holds 100% of the equity interest of Pingbian Shenghuo. The scope of operation of Pingbian Shenghuo is to produce and refine the raw materials, such as Sanchi, that are needed to produce our products. There were no material operations for Beisheng or Pingbian Shenghuo for the three months ended March 31, 2008.

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

Advances to Suppliers and Advances from Customers - As is customary in the PRC, the Company will often make advance payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of March 31, 2008 are comprised of warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. The effect of these warrants is excluded as the effect is antidilutive due to losses of the Company. Potentially dilutive securities as of March 31, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share. The effect of these warrants is excluded from the computation of diluted net income per share because the exercise price of the warrants is greater than the fair value of the underlying shares on March 31, 2007.

Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2008 and 2007 were $392,496 and $17,114, respectively.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the Parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 - INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	March 31,	December 31,
	2008	2007

Raw materials	$951,597	$871,425
Work-in-process	1,738,754	1,797,379
Finished goods	980,692	786,235
Product on consignment	938,211	806,513
Total Inventory	4,609,254	4,261,552
Less: Provision for obsolescence	(126,992)	(136,359)
Net Inventory	$4,482,262	$4,125,193

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2008 and December 31, 2007, the Company had payables due to related parties in the amount of $83,384 and $94,939, respectively. These amounts are due on demand and do not accrue interest.

NOTE 6 - INCOME TAXES

The Company is not subject to any income taxes in the United States, but is subject to corporate income tax in the PRC. The Parent is located in a special region and has a 15% corporate income tax rate and has been granted a “tax holiday” during which it will pay no income taxes through December 31, 2008. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (“EIT Law”), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

As a result of the above change in the income tax laws, the Parent will continue to have a 15% rate with a tax holiday for 2008 and will have a favorable rate of 50% of the tax rates in effect during fiscal 2009 through 2011 as determined by the PRC government and the regional tax authorities. Medicine, Import/Export, Cosmetics, Beisheng and Pingbian Shenghuo are taxed at the new 25% rate effective January 1, 2008.

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

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $7.7 million at March 31, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $6.1 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. The Company has U.S. net operating loss carryforwards of approximately $1.9 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

NOTE 7 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes the Company’s debt obligations and respective balances:

	March 31,	December 31,
	2008	2007

Short-term note payable to a bank, interest at 6.12%, matures March 2008, secured by land use rights	$-	$1,367,222
Short-term note payable to a municipality, interest at 1.8%, payable on demand, unsecured	71,202	68,360
Short-term note payable to a finance bureau, interest at 4.5%, payable on demand, unsecured	73,383	70,455
Short-term note payable to a bank, interest at 6.39%, matures March 2008, secured by property	3,560,138	3,418,056
Short-term note payable to a government development zone interest at 2.43%, matured November 2007, secured by property	427,217	410,167
Total short-term notes payable	$4,131,940	$5,334,260

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	March 31,	December 31,
	2008	2007
Long-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	$8,544,331	$6,836,111
Long-term note payable to a bank, interest at 6.57%, matures March 2010, secured by property	2,848,110	4,101,667
Total long-term debt	11,392,441	10,937,778
Less current maturities of long-term debt	2,848,110	4,101,667
Long-term notes payable, net of current portion	$8,544,331	$6,836,111

Past due notes payable	$3,987,355	$410,167

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Contingent Liability -The Company was sued by a former employee for violation of his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. The Company accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment on April 27, 2004. In 2006, the plaintiff asked the court to have the Company pay a penalty for not paying the judgment timely in the amount of $100,000. The court had frozen a bank account that had $105,284. During the fourth quarter of 2006, the court rejected the request for the penalty and released the funds back to us. The employee has now asserted claims for allegedly ruining the employee’s reputation and causing mental anguish. The lawsuit was settled in January 2008, which resulted in our payment of $65,136.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 - STOCKHOLDERS EQUITY

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of March 31, 2008 and December 31, 2007.

The following summarizes the outstanding warrants as of March 31, 2008:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$3.50	6,000	4.5	6,000
$4.20	40,000	4.3	40,000
	46,000		46,000

NOTE 10 - SUBSEQUENT EVENTS

In April 2008, the Company obtained a loan of $1,424,455 from Shuang Long Branch of Agricultural Bank of China at an interest rate of 8.316% secured by property. A total of $248,811 is due on May 20, 2009, with the remaining balance of $1,139,244 due on March 31, 2010.

Also in April 2008 the Company obtained a loan of $3,560,138 from Heping Branch of Construction Bank of China at an interest rate of 7.47% secured by property. The loan is due and payable on April 3, 2009.

Proceeds from the above mentioned loans were used to retire existing loans that had matured.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding fixture operations, fixture capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions; changes in foreign, political, social, and economic conditions; our expansion into the retail distribution of our cosmetic products; regulatory initiatives and compliance with governmental regulations; the ability to achieve further market penetration and additional customers; and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the section entitled “Special Note Regarding Forward-Looking Statements” contained in this quarterly report.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this quarterly report.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where we are located. The main root of Panax notoginseng is cylindrical shaped and is most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 72% of our sales for the three months ended March 31, 2008.

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

With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang”-the brand under which most of our products are sold. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, and we believe we can benefit from developing and maintaining relationships with professionals within the industry, especially physicians and hospitals.

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Approximately 4.3% of sales of Xuesaitong Soft Capsules are sold to hospitals directly while approximately 95.7% of sales are made to distributors. Our three largest customers are Yunnan Province Pharmaceutical, LTD; Nanyang Jikang Medicine LTD; and Beijing Ai’xin Weiye Medicine, LTD; all of which accounted for approximately 6.6%, 6.4% and 6.2% of our sales, respectively, for the three months ended March 31, 2008.

As of March 31, 2008, our marketing team maintained sales offices or agents in approximately 26 provinces throughout China. The sales network covers approximately 235 cities and is staffed by approximately 450 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics.

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

In September 2007, we expanded the geographic region in which our 12Ways cosmetic products were sold from our native Yunnan Province to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of March 31, 2008, we have opened about 234 retail specialty counters in Beijing, Shanghai, Hangzhou, Dongwan, Shengzhen and Shaoguang. In addition, we have opened two 12Ways Chinese Herbal Beauty Salons in Kunming that feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salons will be supplied by us. Our management team hopes that the opening of these salons and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; prepare counters for opening within budget; hire, train and retain personnel; secure required governmental permits and approvals; contain payroll costs; and generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

Basis of Presentation and Translating Financial Statements - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the People’s Republic of China (“PRC”) is the Chinese Yuan Renminbi (“CNY”); however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying condensed consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less. We do not have any restricted cash as of March 31, 2008. We did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable, Employee Advances and Allowance for Doubtful Accounts - Trade receivables and employee advances are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Customers that have outstanding balances for longer than three months have their credit curtailed. Employee advances consist of business advances to employees for travel and related expenses and various prepaid expenses. As time passes from when advances are made to employees for travel and related expenses, we will create an allowance for these older receivables as the likelihood of collection from each particular employees decreases as their respective advances age. We believe that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold. The allowance for doubtful accounts at March 31, 2008 for trade accounts receivable and current and long-term employee advances was $2,744,277 and $2,737,366, respectively, and at December 31, 2007, was $2,083,561 and $2,600,893, respectively.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advance payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of March 31, 2008 are comprised of warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. The effect of these warrants is excluded as the effect is antidilutive due to losses to our company. Potentially dilutive securities as of March 31, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share. The effect of these warrants is excluded from the computation of diluted net income per share because the exercise price of the warrants is greater than the fair value of the underlying shares on March 31, 2007.

Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Advertising Expense - We expense advertising costs as incurred. Advertising costs for the three months ended March 31, 2008 and 2007 were $392,496 and $17,114, respectively.

Recently Adopted Accounting Standards - On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

New Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to us. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

Results of Operations for the Fiscal Quarter Ended March 31, 2008 and 2007

The following table sets forth our statements of operations for the three months ended March 31, 2008 and 2007 in U.S. dollars (unaudited):

	For the three months ended March 31,
	2008	2007	Change ($)	Variance (%)
	(in thousand, except share and per share amounts)
Sale of Products	5,486	4,327	1,159	26.79%
Cost of Products Sold	2,099	1,142	957	83.80%
Gross Profit	3,387	3,185	202	6.34%

Operating Expenses:
Selling expenses	1,642	1,603	39	2.43%
General and administrative expenses	1,571	974	597	61.29%
Research and development expenses	119	3	116	3,866.67%
Total Operating Expenses	3,332	2,579	753	29.20%

Income from Operations	55	606	(551)	-90.92%

Other Income (Expenses):
Interest income	3	6	(3)	-50%
Income from research and development activities	263	1	262	26,200%
Interest expense	(256)	(180)	(76)	42.22%
Non-operating expenses	(73)	-	(73)	-
Net Other Expense	(63)	(173)	110	63.58%

Income Before Income Taxes	(8)	434	(442)	-101.84%
Benefit from (provision for) income taxes	(353)	1,137	(1,490)	-131.05%
Minority interest in income of subsidiaries	22	(98)	120	122.45%
Net (Loss) Income	(338)	1,473	(1,811)	-122.95%
Foreign currency translation adjustments	591	86	505	587.21%
Comprehensive Income $	253	1,559	(1,306)	-83.77%

Earnings Per Share
Basic $	(0.02)	0.08	(0.10)	-125%
Diluted $	(0.02)	0.08	(0.10)	-125%

Weighted-Average Shares Outstanding
Basic	19,679,400	19,119,400	560,000	2.93%
Diluted	19,679,400	19,119,400	560,000	2.93%

Sale of products: Sale of products for the three months ended March 31, 2008 was approximately $5.49 million, an increase of approximately $1.16 million, or 26.8%, from approximately $4.33 million for the three months ended March 31, 2007. The increase was primarily due to us amending our sales policies in an attempt to streamline our sales teams, realign sales teams to specific hospitals as opposed to geographic regions and to integrate business channels. Due to these amended sales policies, we began to optimize our standardized and sustainable operation in the first quarter of 2008 and stimulate sales. In addition, we are developing distribution networks over a majority of the 29 provinces or regions in China, which we believe will improve our customer base and financial results in future periods.

Cost of products sold: Our cost of products sold for the three months ended March 31, 2008 was approximately $2.10 million, an increase of approximately $0.96 million or 83.8%, from approximately $1.14 million for the three months ended March 31, 2007. The increase was primarily due to an increase in the sale of products of approximately 26.8% for the three months ended March 31, 2008 as compared to the sale of products for the three months ended March 31, 2007, as well as an increase in the sale of common medicines as a percentage of revenue of approximately 23.2% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, which higher sales volume was offset by the higher cost of raw materials that are used in a majority of our products, including our common medicines. In addition to the higher costs of raw materials for our products, the unit price of packaging materials as well as labor costs also increased significantly during the first quarter of 2008, which resulted in an increase of cost of products sold. In an attempt to counter these higher costs, we are developing new methods geared to decreasing the overall cost of production, as well as developing broader distribution networks as discussed above, which we believe will further stimulate sales and overcome the negative effects of higher production costs.

Gross profit: Our gross profit for the three months ended March 31, 2008 was approximately $3.39 million as compared with approximately $3.19 million for the three months ended March 31, 2007. Gross profit as a percentage of revenues was approximately 61.7% for the three months ended March 31, 2008, a decrease of approximately 11.9% from 73.6% for the three months ended March 31, 2007. The decrease in gross margin was primarily due to the increase in cost of raw materials and packaging materials for our products, as well as higher labor costs, which led to an increase in cost of products sold. In an attempt to counter these higher costs, we are developing new methods geared to decreasing the overall cost of production, as well as developing broader distribution networks as discussed above, which we believe will further stimulate sales and overcome the negative effects of higher production costs.

Selling expense: Selling expenses were approximately $1.64 million for the three months ended March 31, 2008, an increase of approximately $0.39 million, or 2.4%, from approximately $1.60 million for the three months ended March 31, 2007. As a percentage of total revenue, selling expense decreased by approximately 7.1% for the three months ended March 31, 2008 as compared to approximately 37% for the three months ended March 31, 2007. The primary reason for the increase in selling expenses was due to an increase in marketing and advertising of new products, particularly in our cosmetics line. The decrease in selling expenses as a percentage of total revenue was primarily due to an increase in the sale of common medicines as a percentage of revenue of approximately 23.2% for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, the selling expenses of which are lower than the rest of our products and carry no commissions to sales representatives and sales offices. We also amended our sale policies in an attempt to streamline our sales teams, re-aligning sales teams to specific hospitals as opposed to geographic regions.

General and administrative expense: General and administrative expenses were approximately $1.57 million for the three months ended March 31, 2008, an increase of approximately $0.60 million, or 61.3%, from approximately $0.97 million for the three months ended March 31, 2007. As a percentage of total revenue, general and administrative expense increased by approximately 6.1% from approximately 22.5% for the three months ended March 31, 2007 to approximately 28.6% for the three months ended March 31, 2008. The increase in dollar amount and as a percentage of revenue was primarily a result of expenses related to our status as a public company with its securities traded on a U.S. national exchange. These fees and expenses are related to professional fees, including auditing, legal, investor relations, as well as AMEX fees and the cost of compliance with federal securities laws.

Research and development expense: Research and development expense for the three months ended March 31, 2008 was $118,976 as compared to $2,877 for the three months ended March 31, 2007. The increase was primarily due to our ongoing efforts to enhance our product development, which we expect to continue over the next two years. We expended funds to enhance our production technology and manufacturing capabilities.

Net other expense: Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $62,925 for the three months ended March 31, 2008 as compared to $172,503 for the three months ended March 31, 2007, a decrease of $109,578, or 63.5%. The decrease in net other expense was primarily due to the increase in income from research and development activities, which was offset by an increase in non-operating expenses and an increase in interest expense due to an increase in bank loans.

Benefits from (provision for) income taxes: Provision for income taxes was $352,981 for the three months ended March 31, 2008 as compared to a benefit from income tax of approximately $1.14 million for the three months ended March 31, 2007. On March 15, 2007, one of our majority owned subsidiaries was granted relief from income taxes for the years ended December 31, 2006 and 2005. As a result, the subsidiary recognized an aggregate of $1.1 million as a benefit in the three months ended March 31, 2007. In addition, as of January 1, 2008, the income tax rate for our subsidiaries was decreased from 33% to 25%. We have a deferred income tax asset that was adjusted for this tax rate decrease, resulting in an increase in the provision for the correction of deferred income taxes. These two factors were the principle causes of the change from an income tax benefit for the first quarter of 2007 to an income tax provision for the first quarter of 2008.

Net (loss) income: We incurred a net loss of $338,341 for the three months ended March 31, 2008 as compared to a net income of approximately $1.47 million for the three months ended March 31, 2007, a decrease in net income of approximately $1.81 million, or approximately 123%. Considering the foreign currency translation adjustments of $591,003 and $85,735, for the three months ended March 31, 2008 and 2007, respectively, comprehensive income of $252,662 and approximately $1.56 million was realized for the three-months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

General - As of March 31, 2008, we had cash and cash equivalents of $1,005,333. We have historically financed our business operations through bank loans, in addition to equity offerings. As of March 31, 2008, we had borrowed from banks and other institutions and had amounts of approximately $4.13 million in short-term notes payable. As of March 31, 2008, we had also borrowed approximately $2.85 million in our current portion of long-term debt. For the three months ending March 31, 2008, the net decrease in cash and cash equivalents was approximately $1.8 million. The gross proceeds that we received in June 2007 as a result of the sale of 460,000 shares of our common stock in an initial public offering were offset primarily by increases in receivables from related parties and employee advances. In addition, we received gross proceeds of $250,000 in October 2007 from an exercise of warrants by a warrant holder to purchase 100,000 shares of our common stock at a per share exercise price of $2.50.

Our notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes our debt obligations and respective balances:

	March 31,	December 31,
	2008	2007

Short-term note payable to a bank, interest at 6.12%, matures March 2008, secured by land use rights	$-	$1,367,222
Short-term note payable to a municipality, interest at 1.8%, payable on demand, unsecured	71,202	68,360
Short-term note payable to a finance bureau, interest at 4.5%, payable on demand, unsecured	73,383	70,455
Short-term note payable to a bank, interest at 6.39%, matures March 2008, secured by property	3,560,138	3,418,056
Short-term note payable to a government development zone interest at 2.43%, matured November 2007, secured by property	427,217	410,167
Total short-term notes payable	$4,131,940	$5,334,260

	March 31,	December 31,
	2008	2007
Long-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	$8,544,331	$6,836,111
Long-term note payable to a bank, interest at 6.57%, matures March 2010, secured by property	2,848,110	4,101,667
Total long-term debt	11,392,441	10,937,778
Less current maturities of long-term debt	2,848,110	4,101,667
Long-term notes payable, net of current portion	$8,544,331	$6,836,111

Past due notes payable	$3,987,355	$410,167

On August 17, 2007, we received a loan for $6,651,094 (RMB 50 million) from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722%, which is due quarterly. Principal payments for the loan are as follows:

2007	$665,109
2008	1,995,328
2009	3,990,657
6,651,094

The loan is for working capital and is guaranteed by Lan’s International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 77.3% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of our loan.

In April 2008, we obtained a loan of $1,424,455 from Shuang Long Branch of Agricultural Bank of China at an interest rate of 8.316% secured by property. A total of $248,811 is due on May 20, 2009 with the remaining balance of $1,139,244 due on March 31, 2010.

Also in April 2008, we obtained a loan of $3,560,138 from Heping Branch of Construction Bank of China at an interest rate of 7.47% secured by property. The loan is due and payable on April 3, 2009.

Proceeds from the above mentioned April 2008 loans were used to retire existing loans that had matured.

The following table provides summary information about net cash flow for the three months ended March 31, 2008 and 2007:

Cash Flow
Three months ended March 31,

	2008	2007
	(unaudited, in thousands)
Net cash provided by (used in) operating activities	$(392)	$(1,054)
Net cash provided by (used in) investing activities	(70)	(250)
Net cash provided by (used in) financing activities	(1,409)	(697)
Cash and Cash Equivalents at End of Period	$1,005	$1,719

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2008 was $391,880, as compared to cash used in operating activities of approximately $1.05 million for the three months ended March 31, 2007. The decrease in cash used was primarily due to the following reasons: cash paid for taxes and related payables decreased, accounts receivable generated a cash inflow, and accounts payable increased, generating a cash inflow of $937,166.

Investing Activities: Net cash used by investing activities was $70,177 for the three months ended March 31, 2008, as compared to net cash used in the amount of $250,097 for the three months ended March 31, 2007. The decrease in net cash used by investing activities was primarily due to receivables from related parties generating a cash flow.

Financing Activities: Net cash used by financing activities was approximately $1.41 million for the three months ended March 31, 2008 compared to net cash used in the amount of $696,624 for the three months ended March 31, 2007. The increase in cash used was primarily due to a lack of proceeds from short and long-term loans while still making payments on short and long-term loans during the three months ended March 31, 2008. In April 2008, we obtained additional loans to be used to retire existing loans that had matured.

As of March 31, 2008, our accounts receivable (less allowance for doubtful accounts of approximately $2.74 million) were approximately $8.53 million, a decrease of approximately $1.1 million, or 11.4% from accounts receivable of approximately $9.65 million as of December 31, 2007. The collection period typically runs from nine months to one year, considering the relatively long collection period in our industry. In the third quarter of 2007, we adopted more stringent credit policies designed to improve the quality and mix of our customer base, in addition to reducing the amount of uncollectible account receivables. Due to these stricter credit policies, we have begun to improve our customer base and reduce the amount of uncollectible account receivables for future periods.

Our company normally requires one to two months to receive products that we order. Inventory increased during the three month period ended March 31, 2008 by $357,069, an increase of 8.66% over inventory as of December 31, 2007. The increase in inventory was primarily due to the increase in work in progress. We purchased a significant amount of Sanchi, which is our main raw material for products. In order to avoid a risk of spoilage by storing the Sanchi in our warehouse, our production department purified the Sanchi into powder for storage. As a result, inventory increased. Moreover, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit. To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business would be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales. We have implemented new policies aimed at improving collection of accounts receivable in the future, including more detailed reporting from and increased control over provincial sales offices and representatives, incentives for sales representatives more closely tied to timely collection, and more stringent enforcement of payment terms with distributors.

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of March 31, 2008, our advance payments to our suppliers totaled approximately $1.28 million. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. As of the date of this report, we have no material commitments for capital expenditures. We cannot assure that such funding will be available.

We make significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and gain new customers. We believe the sales representatives are more able to expand into new markets and obtain new customers if they have advanced funds for their travel, meals and other incidental expenses that arise over the time they perform their functions as sales representatives. Prior to September 2006, we did not ask sales representatives to pay off advances immediately because the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September of 2006, we began to more vigorously pursue collection of all employee advances. Nonetheless, there are some employee advances that have aged so significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. When we make advances to sales representatives, we require that our selling offices sign advance agreements with sales representatives to arrange the specific purpose of the advance, the amount of the advance and the term of the advance. Our finance department records the detail of advances and checks the remaining balance with sales representatives every month. We also supervise the repayment of the advances. For sales representatives who do not have good credit, we require them to use real property as collateral when receiving advances from us. Additionally, for sales representatives who refuse to pay off the advances, we attempt to collect on the advances and decrease the risk of bad debt as much as possible by withholding sales commissions, prosecuting delinquent sales representatives, and by other valid means of collection. On January 1, 2007, we added punitive measures for overdue advances.

Current and long-term employee advances (net of allowances for doubtful accounts) were approximately $13.25 million at March 31, 2008 and $10.66 million as of December 31, 2007, an increase of approximately $2.59 million or 24.3%. The increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of March 31, 2008, the gross amount of employee advances was approximately $15.99 million and as of December 31, 2007 it was approximately $13.26 million, an increase of approximately $2.73 million in that three-month period. As of March 31, 2008, the gross amount of employee advances aged over one year was $1.63 million. Additionally, beginning in September 2006, we began to employ more sales representatives and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of employee advances, we, in compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of current and long-term employee advances for the years ended December 31, 2007 and 2006 and the three months ended March 31, 2008.

	Balance at beginning of period	Additions	Reductions	Balance at end of period
For the year ended December 31, 2006
Gross amount of employee accounts	$2,635,269	$3,492,160	$1,567,958	$4,559,471
Allowance for doubtful accounts	658,401	771,025	-	1,429,426
Net amount	$1,976,868	$2,721,135	$1,567,958	$3,130,045

For the year ended December 31, 2007
Gross amount of employee advances	$4,559,471	$13,338,719	$4,635,840	$13,262,350
Allowance for doubtful accounts	1,429,426	1,171,467	-	2,600,893
Net Amount	$3,130,045	$12,167,252	$4,635,840	$10,661,457

For the three months ended March 31, 2008
Gross amount of employee accounts	$13,262,350	$4,270,917	$1,544,284	$15,988,983
Allowance for doubtful accounts	2,600,893	136,473	-	2,737,366
Net Amount	$10,661,457	$4,134,444	$1,544,284	$13,251,617

Off-Balance Sheet Arrangements

None.

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

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 72% of our revenues;

•	our reliance on a few suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;
•	our ability to develop and market new products;
•	our increasing employee advances;
•	our ability to establish and maintain a strong brand;
•	costs and expenses related to expansion of retail distribution of products;
•	continued maintenance of certificates, permits and licenses required to conduct business in China;
•	protection of our intellectual property rights;
•	market acceptance of our products;
•	changes in the laws of the PRC that affect our operations;
•	any recurrence of severe acute respiratory syndrome or avian flu;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	development of a public trading market for our securities;
•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;
•
other factors referenced in this quarterly report, including, without limitation, under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended, and subsequent reports on Form 8-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2008, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO concluded that our disclosure controls and procedures as of March 31, 2008 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, our CEO concluded that there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in U.S. GAAP and Securities and Exchange Commission rules and regulations. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, our CEO has determined that they require additional training and assistance in U.S. GAAP matters.

We are in the process of improving our controls and procedures in an effort to remediate these deficiencies through improving supervision, education and training of our accounting staff. In order to correct the foregoing material weaknesses, we have taken the following remediation measures: (1) we will maintain a separate, independent set of accounting records to record all U.S. GAAP audit adjustments along with the local GAAP accounting records so as to reconcile our records according to U.S. GAAP; (2) we have commenced necessary training and engaged external professional accounting and consultancy firms to assist us in the preparation of the U.S. GAAP accounts; and (3) we have recently established an internal audit function to strengthen the overall internal control environment and the current skill and experience mix of the internal audit staff. To ensure that the internal audit function becomes an effective monitoring component of our internal control framework, we have focused on preparing an internal audit manual, audit planning and the sufficient training and development of the internal audit team. Moreover, we have begun the recruitment process to strengthen the overall effectiveness of the team and to oversee the implementation of our internal controls over financial reporting.

In addition, we have allocated significant financial and human resources to strengthen the internal control structure. As part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2008, we are actively working with external consultants to assess our data collection, financial reporting and control procedures and to strengthen our internal controls over financial reporting.

We believe that the remedial steps that we take will address the conditions identified by our CEO as significant deficiencies in our disclosure controls and procedures. Our CEO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-Q.

Changes in internal control over financial reporting

Except as described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were sued by a former employee for violation of his contract and the courts entered a judgment in favor of the employee in 2003 for $128,978, which included litigation costs. We accrued the liability for this loss at December 31, 2003 and paid the amount of the judgment on April 27, 2004. In 2006, the plaintiff asked the court to have us pay a penalty for not paying the judgment timely in the amount of $100,000. The court had frozen a bank account that had $105,284. During the fourth quarter of 2006, the court rejected the request for the penalty and released the funds back to us. The employee has now asserted claims for allegedly ruining the employee’s reputation and causing mental anguish. The lawsuit was settled in January 2008, which resulted in our payment of $65,136.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In April 2008, we obtained a loan of $1,424,455 from Shuang Long Branch of Agricultural Bank of China at an interest rate of 8.316% secured by property. A total of $248,811 is due on May 20, 2009 with the remaining balance of $1,139,244 due on March 31, 2010.

Also in April 2008, we obtained a loan of $3,560,138 from Heping Branch of Construction Bank of China at an interest rate of 7.47% secured by property. The loan is due and payable on April 3, 2009.

Proceeds from the above mentioned loans were used to retire existing loans that had matured.

ITEM 6. EXHIBITS

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

May 20, 2008	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board