Form 10KSB/A
period 2007-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2008-11-14
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to

Commission file number 001-33537

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-2903562

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☑*

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

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

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☑

* Other than the disclosure that the issuer has not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, the disclosures on the cover page of this Amendment No. 2 to Form 10-KSB continue to describe conditions as of March 31, 2008, the date of the original filing.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment No. 2”) on Form 10-KSB/A, which amends the Items identified below with respect to the Form 10-KSB, filed by China Shenghuo Pharmaceutical Holdings, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-KSB/A filed with the SEC on April 29, 2008 (“Amendment No. 1”, and collectively with the Original Filing, the “Original Filing as Amended”) is being filed to reflect amendments and changes to financial and other disclosures contained in the Original Filing as Amended.

Restatement of Financial Statements for the Fiscal Year 2007 and the First Fiscal Quarter of 2008

On August 22, 2008 and September 12, 2008, the Company issued Current Reports on Form 8-K and Form 8-K/A, respectively, announcing a pending internal investigation being conducted by the Audit Committee of the Board of Directors (the “Audit Committee”) based on preliminary information received from Hansen, Barnett & Maxwell, P.C. (“HBM”), the independent registered public accounting firm of the Company, regarding errors in the accounting for certain sales representative commission advances and trade receivables, the Company’s internal controls, the Company’s personnel involved and related matters. The errors concern cash transaction journal entries in which uncollected trade accounts and notes receivables were credited (i.e., deemed paid) and corresponding cash debits (i.e., cash deemed received) were recorded, and in connection therewith, corresponding cash credits (deemed decreases) and debits (deemed increases) to other receivables from sales representatives were recorded. Under GAAP, it was incorrect to record these transactions as cash transactions. The effect of the incorrect entries was to improperly reflect the aging of the Company’s trade accounts and notes receivables and to understate the Company’s bad debt allowance. These errors resulted in the understatement of general and administrative expenses (the line item that includes bad debt allowance) and the resultant overstatement of net income and earnings per share. The errors also resulted in an overstatement of the deferred tax asset, which could adversely affect future operations and profit levels on a continuing basis. HBM also advised the Audit Committee that no further reliance should be placed on the (1) previously filed financial statements and related audit report dated March 28, 2008 contained in the Original Filing as Amended and (2) previously filed financial statements for the fiscal quarter contained in the Company’s Form 10-Q for the fiscal quarter ended March 31, 2008.

On September 4, 2008, the Audit Committee engaged independent counsel to assist in the investigation and to ascertain whether these errors were attributable to inadequate training and supervision and lack of familiarity with GAAP on the part of the Company’s financial staff, or whether improper conduct contributed to recording the incorrect journal entries.

In early October 2008, HBM concluded that it had not identified any additional errors or concerns regarding the Company’s journal entries other than those outlined above. On October 8, 2008 and October 10, 2008, the Audit Committee met with its independent legal counsel and HBM, and following these meetings, the Audit Committee concluded that the accounting errors in the Company’s journal entries were made at the direction of two supervisors in the Company’s financial department (who have been dismissed), in an incorrect attempt by such supervisors to follow the Company’s policy that regional managers and sales representatives should be responsible for the collection of trade receivables, as well as to simplify the financial department’s process of generating related data regarding trade receivables and sales representative advances. The Audit Committee found no evidence to suggest that the accounting errors were made at the direction of, or with the knowledge or involvement of, the Company’s executive officers and management, and the Audit Committee determined that the actions of the two supervisors were not intended to manipulate the Company’s reported results or financial statements.

The Company has restated its financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 to correct the accounting errors. The fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 were the only periods found to have been impacted by the accounting errors. HBM has advised that there would be no need for the Company to restate its previously filed financial statements for the interim periods contained in the Company’s Forms 10-QSB for the fiscal quarters ended June 30, 2007 and September 30, 2007 (as originally indicated by HBM) and that those statements may be relied upon.

The restatements (1) decrease net income by approximately $2,296,253, from $4,016,640 to $1,720,387, in the fiscal year ended December 31, 2007 and increase net loss by approximately $514,319, from $(338,341) to $(852,660), in the fiscal quarter ended March 31, 2008 and (2) decrease earnings per share by approximately $0.12, from $0.21 to $0.09, in the fiscal year ended December 31, 2007 and increase loss per share by approximately $0.02, from $(0.02) to $(0.04), in the fiscal quarter ended March 31, 2008. For more information regarding the restatement, refer to Note 1 and Note 13 of the Notes to Consolidated Financial Statements contained herein.

The effects of the restatement of the financial statements for the fiscal year 2007 were as follows (the “Restatement”):

	As Previously	Effect of
	Reported	Restatement	As Restated
Consolidated Balance Sheet
As of December 31, 2007
Accounts and notes receivable, net	$9,651,304	$916,368	$10,567,672
Employee advances, net	10,147,415	(1,897,609)	8,249,806
Total Current Assets	27,581,623	(981,241)	26,600,382
Deferred Income Taxes	1,593,159	(1,593,159)	-
TOTAL ASSETS	37,910,118	(2,574,400)	35,335,718
Minority Interest in Net Assets of Subsidiaries	655,962	(176,644)	479,318
Stockholders' Equity:
Retained earnings	6,335,590	(2,296,253)	4,039,337
Accumulated other comprehensive income, foreign currency translation	1,031,146	(101,503)	929,643
Total Stockholders' Equity	13,709,654	(2,397,756)	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,910,118	(2,574,400)	35,335,718

Consolidated Statement of Operations
For the year ended December 31, 2007
General and administrative expense	4,935,754	942,194	5,877,948
Total Operating Expenses	12,048,873	942,194	12,991,067
Income from Operations	2,886,755	(942,194)	1,944,561
Income Before Income Taxes	2,332,820	(942,194)	1,390,626
Benefit from (provision for) income taxes	1,978,963	(1,529,765)	449,198
Minority interest in income of subsidiaries	(295,143)	175,706	(119,437)
Net Income	4,016,640	(2,296,253)	1,720,387
Foreign currency translation adjustment	810,273	(101,503)	708,770
Comprehensive Income	4,826,913	(2,397,756)	2,429,157

Earnings Per Share
Basic	0.21	(0.12)	0.09
Diluted	0.21	(0.12)	0.09

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Cash Flows from Operating Activities:
Net income	4,016,640	(2,296,253)	1,720,387
Deferred income taxes	(1,002,915)	1,529,764	526,849
Minority interest in income of subsidiaries	295,143	(175,706)	119,437
Change in current assets and liabilities:
Accounts and notes receivable	900,437	(879,905)	20,532
Employee advances	(7,024,869)	1,822,100	(5,202,769)
Net Cash Used in Operating Activities	(5,036,769)	-	(5,036,769)

Remedial Actions Relating to Controls and Procedures

The Audit Committee recommended that remedial measures be implemented in order to prevent similar accounting errors from occurring in the future. Based on the Audit Committee’s recommendations, the Company has: (1) dismissed the two supervisors in the Company’s financial department who were responsible for the erroneous journal entries; (2) provided additional training in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and financial document production and record retention to the Company’s finance personnel and other personnel who provide financial data that is incorporated into the Company’s financial statements; (3) accelerated the process of improving its disclosure controls and procedures and internal controls over financial reporting (which will include documentation of policies and procedures by the end of 2008 and implementation in January 2009 in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 following the COSO framework); and (4) replaced Qiong Hua Gao, the Company’s former Chief Financial Officer, with Wendy Fu as the new Chief Financial Officer, who is more experienced in the application of generally accepted accounting principles in the United States.

Risk Factors

The following disclosure reflects potential risks as a result of the Company’s accounting errors and the resulting Restatement of the Company’s financial statements. These risk factors did not exist as of the date of the Original Filing and should be read in conjunction with the Risk Factors section in Item 1A of Part I of this Amendment No. 2.

The internal investigation of our accounting practices and the restatement of our previous financial statements may result in additional litigation and could adversely affect our business, financial condition and results of operations.

The Audit Committee conducted an internal investigation of our recently disclosed accounting errors, and we have restated our previously filed financial statements for fiscal year 2007 and the quarter ended March 31, 2008. The internal investigation and restatement have exposed us to risks and expenses associated with litigation, regulatory proceedings and government enforcement actions. Certain putative class action lawsuits have been asserted against us and certain of our officers and directors. No assurance can be given regarding the outcome of such litigation, and additional claims may arise. The investigation and Restatement and any settlements, payment of claims and other costs could lead to substantial expenses, may materially affect our cash balance and cash flows from operations and may divert management's attention from the Company's business. In addition, the internal investigation and the Restatement of our financial statements could impact our reputation, including our relationships with our investors and our customers, our ability to hire and retain qualified personnel and, ultimately, our ability to generate revenue. Furthermore, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. We could be required to pay damages and might face remedies that could harm our business, financial condition and results of operations.

We Do Not Carry Directors and Officers Liability Insurance To Cover Any Expenses and Losses Due to Lawsuits Related to Financial Reporting Errors. Our indemnification obligations could adversely affect our business, financial condition and results of operations.

We have not obtained D&O Liability insurance to cover lawsuit expenses and losses related to financial reporting errors. Our bylaws require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature. Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability. The expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of any actions related to the internal investigation and financial restatement may be significant. Therefore, our indemnification obligations could result in the diversion of our financial resources and may adversely affect our business, financial condition and results of operations.

Legal Proceedings

The following disclosure reflects developments as a result of the Company’s accounting errors and the resulting Restatement of the Company’s financial statements. These developments did not exist as of the date of the Original Filing and this section should be read in conjunction with the Legal Proceedings section in Item 3 of Part I of this Amendment No. 2.

Putative class action lawsuits have been asserted against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York (the “Court”). Only one complaint, bearing the caption, Beni Varghese v. China Shenghuo Pharmaceutical Holdings, Inc., Gui Hua Lan, Qiong Hua Gao, Gene Michael Bennett, And Yunhong Guan, Index No. 08 CIV. 7422 (the “Varghese Action”) has been served on the Company thus far.

The complaints allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each of the actions seek an unspecified amount of damages under Sections 10(b) and 20(a) of the Exchange Act.

On October 20, 2008, the Company and counsel to the plaintiff in the Varghese Action filed a stipulation with the Court in which the parties agreed that the plaintiff may file a consolidated amended complaint within 60 days after the entry of an order appointing and approving lead counsel, and that the Company’s time to answer that complaint is extended until 60 days after the filing of the consolidated complaint.

The Company believes the allegations in the complaint are without merit, and intends to vigorously defend the lawsuits. The Company does not believe the outcome of these suits will have a material adverse effect on the Company.

This Amendment No. 2

For the convenience of the reader, this Amendment No. 2 sets forth the Original Filing as Amended in its entirety. However, this Amendment No. 2 only amends and restates certain segments of Item 1 of Part I, as described below, Items 6 and 7 of Part II and Item 13 of Part III of the Original Filing as Amended, and amends and restates the Risk Factors section, as described below, in a new Item 1A of Part I (the Risk Factors section was included in Item 1 of Part I of the Original Filing as Amended), in each case, to reflect the Restatement of the Company’s financial statements and to clarify certain other disclosures. In addition, for the convenience of the reader, the information contained in Items 9, 10, 11, 12 and 14 of Part III of Amendment No. 1 has been included in this Amendment No. 2 in its entirety and has not been updated. In that regard, note that Ms. Qiong Hua Gao has been replaced by Ms. Wendy Fu as Chief Financial Officer, effective November 10, 2008, and Mr. Gene Michael Bennett is no longer a director or member of the Audit Committee (effective October 28, 2008) and has been replaced in those roles by Dr. Jason Zhang, effective October 29, 2008. No other information in the Original Filing as Amended is amended hereby.

Certain segments of Item 1 of Part I have been amended and restated, as follows:

•
On page 8 of the Original Filing, under the heading “Marketing and Sales,” there was a description of the percentage of Xuesaitong Soft Capsules sold to hospitals and distributors. That disclosure has been amended to reflect accurate percentages.

•
On pages 8-9 of the Original Filing, under the heading “Marketing and Sales,” there was a description of the dollar amount of employee advances to sales representatives. That disclosure and additional disclosure regarding the change in the employee advances and allowance for aged receivables has been deleted because such discussion was included in the Management's Discussion and Analysis section.

Certain segments of the Risk Factors section have been amended and restated, as follows:

•
The risk factor appearing at the bottom of page 13 of the Original Filing, “We May Need To Raise Additional Capital To Fund Our Operations And Failure To Raise Additional Capital May Force Us To Delay, Reduce, Or Eliminate Our Product Development Programs,” discussed risks related to our ability to raise additional capital, if necessary. That risk factor has been amended to add disclosure regarding the Company’s properties that are collateral securing certain bank loans.

•
The risk factor appearing at the top of page 14 of the Original Filing, “We Make Cash Employee Advances To Our Sales Representatives, And If We Are Not Able To Collect On These Advances In A Timely Manner, Or At All, Then It Will Decrease The Amount Of Working Capital That We Have Available To Effectively Operate Our Business,” discussed risks related to our employee advances. That risk factor has been amended to reflect the Restatement.

•
The risk factor appearing at the bottom of page 15 of the Original Filing, “If All Or A Significant Portion Of Our Customers With Trade Receivables Fail To Pay All Or Part Of The Trade Receivables Or Delay The Repayment, Our Net Income Will Decrease And Our Profitability Will Be Adversely Affected,” discussed risks related to our accounts receivable. That risk factor has been amended to reflect the Restatement.

•
The risk factor appearing on page 18 of the Original Filing, “We Do Not Carry Insurance To Cover Any Losses Due To Fire, Casualty Or Theft At Our Production Facility Located In Kunming, China,” discussed risks related to our lack of insurance. That risk factor has been amended to clarify wording.

Unless indicated otherwise, the disclosures in this Amendment No. 2 continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

As a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing and Amendment No. 1 have been revised, re-executed and re-filed as of the date of this Amendment No. 2. In addition, the consent of Hansen, Barnett & Maxwell, P.C. has been revised, re-executed and re-filed as of the date of this Amendment No. 2.

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

Product Name	Intended Use

Banlangen Grains	Health product designed to treat swollen and sore throat due to cold and influenza.

Gegenqinlian Tablets	Health product designed to reduce stomach discomfort and treat diarrhea.

Huangtensu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis.

Luotongding Tablets	Health product designed to reduce visceral pain, headache, and cramping.

Paracetamol Caffeine and Aspirin Powders	Health product designed to treat headaches, migraines and fevers caused by influenza and cold.

Siji Sanhuang Tablets	Health product designed to relieve inflammation and alleviate fever, commonly in connection with pharyngitis.

Product Name	Intended Use

Sulfadiazine Silver Ointment	Health product designed to assist in the prevention of infections related to burns.

Tianqi Tongjing Capsules	Health product designed to treat dysmenorrhea and emmeniopathy caused by colds.

Vitamin AD Soft Capsules	Health product designed to treat deficiencies of vitamin A and D.

Vitamin C Tablets	Health product designed to treat deficiencies of vitamin C.

Vitamin B6 Tablets	Health product designed to treat deficiencies of vitamin B6.

Vitamin E Soft Capsules	Health product designed to treat deficiencies of Vitamin E.

Yinhuang Capsules	Health product designed to relieve inflammation and sore of throat.

Lycopene Soft Capsules	Food product designed to treat side effects of and act as a general deterrent to certain carcinogens.

Oil of Purple Perilla Soft Capsules	Food product designed to treat effects of chough, asthma and astriction.

Rhizoma Aspidii and Chinese Wampi leaf Grains	Designed to treat effects of fever, aversion, headache, cough with excessive sputum.

Soya Lecithin Soft Capsules	Food product designed to treat effects of high blood fat, hypertension and other diseases of cardiovascular and cerebrovascular systems.

Spirulina Soft Capsules	Food product designed to normalize stomach and intestinal functions.

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

We also use a distribution system comprised of independent regional distributors. In a typical distribution contract, a distributor will be provided with certain sales targets for a particular period according to a set retail price. If the distributor completes the sales task within the prescribed period, the agent distributor will be given greater economic incentives and future distribution opportunities. If the distributor fails to complete the sales task within the prescribed period, we will cancel our contract with the distributor and sign with other competent distributors. We also sign reselling contracts with franchise drug companies for the distribution of our products. The franchise drug company, as a reseller, resells our products to local hospitals, drug stores, and other channel distributors. In addition, we sell our products directly to distributors and retail drug stores. Our three largest customers accounted for approximately 21.6%, 32.1%, and 21.7% of our sales for the years ended December 31, 2007, 2006, and 2005, respectively.

Currently, less than 5% of sales of Xuesaitong Soft Capsules are sold to military hospitals through China’s military procurement system, while over 95% of sales are made to non-military hospitals, through distributors.

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

We establish selling offices in many cities in China, and the selling offices manage sales representatives according to our internal management rules and sales policy. Because the main product “Xuesaitong” capsule is sold to hospitals through distributors located in the various cities of China and because China has thousands of distributors and hospitals, in order to increase market share, we employ a large number of sales representatives to expand into new markets and gain new customers.

In order to encourage sales representatives to increase sales, we make cash employee advances to sales representatives. We accomplish this by having the selling offices sign advance agreements with sales representatives to determine the conditions of the advances, specifying the amounts and the term. According to our sales policy, sales representatives earn sales commissions from us based on the sale amount and the amount of collection of trade receivables, less expenses paid by sales representatives. The remaining amount is the net profit of the sales representatives. However, the sales representatives still have the obligation of paying off employee advances. We believe the sales representatives are able to expand in to new markets and obtain new customers if they have advanced funds for their travel, meals, and other incidental expenses that arise over the time they perform their functions as sales representatives. When we makes advances to sales representatives, we require that our selling offices sign advance agreements with sales representatives to arrange the specific purpose of the advance, the amount of the advance, and the term of the advance. Our finance department records the detail of advances and checks the remaining balance with sales representatives every month. We also supervise the repayment of the advances. For sales representatives who refuse to pay off the advances, we attempt to collect on the advances and decrease the risk of bad debt as much as possible by withholding sales commissions, prosecuting delinquent sales representatives, and by other valid means of collection. On January 1, 2007, we added punitive measures for overdue advances to the advance agreement. In compliance with established policy to reserve an allowance for specific percentages of our aged receivables, we accrued a larger allowance for the increased employee advances.

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

ITEM 1A.	RISK FACTORS

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

Currently, all of the Company’s land, buildings and machinery are collateral securing certain bank loans. If we default on the repayment obligations when due, the properties may be foreclosed upon by the lenders, and our operations would be materially adversely affected and we might cease to be able to operate as a going concern.

We Make Cash Employee Advances To Our Sales Representatives, And If We Are Not Able To Collect On These Advances In A Timely Manner, Or At All, Then It Will Decrease The Amount Of Working Capital That We Have Available To Effectively Operate Our Business.

We have experienced a significant growth in the amount of outstanding employee advances, and if we are unable to collect such advances in a timely manner, or at all, it will reduce our available cash and restrict out ability to effectively operate our business. Net current and long-term employee advances were approximately $8.76 million at December 31, 2007 and $3.13 million as of December 31, 2006, and increase of $5.63 million, or 180%. We make cash advances to our sales representatives in an attempt to encourage and assist them in expanding the marketing and sales of our products into new regions. We employ a large number of sales representatives and, as a result, the aggregate amount advanced to sales representatives is a significant amount. By making such cash advances, we will not have advanced amounts to operate our business, harming our liquidity and forcing us to look to other, possibly unfavorable means, sources of capital to fund our operations. In addition, if we are unable to collect the amounts advanced, or if it takes a significant amount of time and resources to collect such advances, our results of operation may suffer, and the value of our stock may decline.

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

As of December 31, 2007, our accounts receivable (less allowance for doubtful accounts of $3.22 million) were $10.57 million. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than for other industries. Our estimated average collection period for the year ended December 31, 2007 was 90 to 180 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

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

We Do Not Carry Insurance To Cover Any Losses Due To Fire, Casualty Or Theft At Our Production Facility Located In Kunming, China.

We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 80% and 90% of our sales for the year ended December 31, 2006 and the year ended December 31, 2007, respectively.

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

Xuesaitong Soft Capsules, which has been listed in the National Insurance Catalogue and is subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Less than 5% sales of Xuesaitong Soft Capsules are sold to military hospitals through China’s military procurement system while over 95% of sales are made to non-military hospitals through distributors. Our three largest distributors are Yunnan Province Pharmaceutical, LTD.; Nanyang Jikang Medicine LTD; and Beijing Ai’xin Weiye Medicine, LTD, all of which accounted for 7.3%, 6.1% and 5.6% of our sales for the year ended December 31, 2007.

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

The following discussion of our results of operations and financial condition has been updated to reflect changes related to the Restatement. See the Explanatory Note above and Note 1 of Notes to Consolidated Financial Statements. Other than such changes, the following information has not been updated from that provided in the Original Filing.

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

Accounts Receivable, Employee Advances and Allowance for Doubtful Accounts – Trade receivables and employee advances are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Employee advances consist of business advances to employees for travel and related expenses and various prepaid expenses mainly for market development. As time passes from when advances are made to employees, we will create an allowance for these older receivables as the likelihood of collection from each particular employees decreases as their respective advances age. We believe that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold.

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

Research and Development Expense – We expense research and development expenses as incurred.

Advertising Expense – We expense advertising costs as incurred.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenues for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007		2006
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(dollar amounts in thousands, except for share and earnings per share data)

Sale of Products	$19,974	100.0%	$19,960	100.0%
Cost of Products Sold	5,038	25.2%	6,400	32.1%

Gross Profit	14,936	74.8%	13,560	67.9%

Operating Expenses:
Selling expense	6,841	34.2%	5,256	26.3%
General and administrative expense	5,878	29.4%	3,903	19.6%
Research and development expense	272	1.4%	28	0.1%
Total Operating Expenses	12,991	65.0%	9,187	46.0%

Income from Operations	1,945	9.8%	4,373	21.9%

Other Income (Expense):
Interest income	22	0.1%	8	0.0%
Income from research and development activities	448	2.2%	105	0.5%
Interest expense	(946)	-4.7%	(757)	-3.8%
Non-operating expenses	(78)	-0.4%	(7)	0.0%
Net Other Expense	(554)	-2.8%	(652)	-3.3%

Income Before Income Taxes	1,391	7.0%	3,721	18.6%
Benefit from (provision for) income taxes	449	2.2 . %	(406)	-2.0%
Minority interest in income of subsidiaries	(120)	-0.6%	(313)	-1.6%

Net Income	$1,720	8.6%	$3,001	15.0%

Net Income	$1,720	8.6%	$3,001	15.0%
Foreign currency translation adjustment	709	3.5%	176	0.9%
Comprehensive Income	$2,429	12.1%	$3,178	15.9%

Earnings Per Share
Basic	$0.09		$0.17
Diluted	$0.09		$0.17
Weighted-Average Shares Outstanding
Basic	19,387,619		17,198,308
Diluted	19,439,077		17,198,308

Fiscal Years Ended December 31, 2007 and 2006

Sale of products: Sale of products for the year ended December 31, 2007 was approximately $19.97 million, which is approximately equal to our sale of products of approximately $19.96 million for the year ended December 31, 2006. We experienced an increase in sales prices in some provinces, which was partially offset by the decrease of sales volume.

Cost of products sold:  Our costs of products sold for the year ended December 31, 2007 was approximately $5.04 million, a decrease of approximately $1.36 million, or 21.2%, from approximately $6.40 million for the year ended December 31, 2006. The production cost per unit in 2007 is higher than in 2006 because of the general increase in the price of material and utilities. However, the total costs of products sold in 2007 were less than in 2006 because about $6 million of sales of our primary product Xuesaitong Soft Capsules recognized in 2006 were manufactured in previous years by old machinery that manufactured products at about 30% higher production cost.

Gross profit: Our gross profit for the year ended December 31, 2007 was approximately $14.94 million as compared with approximately $13.56 million for the year ended December 31, 2006. Gross profit as a percentage of revenues was approximately 74.8% for the year ended December 31, 2007, which is an increase as compared to 67.9% for the year ended December 31, 2006. The lower margin in 2006 was due to the higher production costs as mentioned above.

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

General and administrative expense: General and administrative expenses were $5.87 million for the year ended December 31, 2007, an increase of approximately $1.97 million, or 9.8% of sale of products, from approximately $3.90 million for the year ended December 31, 2006. The increase was primarily a result of the increase in the provision for bad debts due to the aging of the accounts receivable and employee advances over one to two years.

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

Net other expense: Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $554,000 for the year ended December 31, 2007 as compared to $652,000 for the year ended December 31, 2006, a decrease of approximately $98,000, or 15.03%. The decrease in net other expense was primarily due to the increase of income from research and development activities, partially offset by an increase in interest expense.

Benefits from (Provision for) income taxes: Benefit from income taxes was approximately $449,198 million for the year ended December 31, 2007 as compared to a provision for income tax of approximately $406,082 for the year ended December 31, 2006. The increase in the benefits from income taxes was related to our receipt of a grant of relief from income taxes. On March 15, 2007, one of our major subsidiaries, Shenghuo Medicine Co., Ltd., was granted an approval of their application by the PRC government for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Shenghuo Medicine Co., Ltd. recognized an aggregate of approximately $976,000 in income taxes that are no longer payable as of March 15, 2007. The remaining amount of approximately $1.0 million is principally comprised of deferred tax benefits from net operating losses and adjustments of bad debt allowances.

Net income: Net income decreased to $1.72 million for the year ended December 31, 2007 as compared to approximately $3.00 million for the year ended December 31, 2006, a decrease of $1.28 million, or 42.6%. Considering the foreign currency translation adjustments of approximately $709,000 and $176,000 for the years ended December 31, 2007 and 2006, respectively, comprehensive income of $2.43 million and $3.18 million was realized for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

General - As of December 31, 2007, we had cash and cash equivalents of $2.80 million. We have historically financed our business operations through bank loans, in addition to equity offerings. As of December 31, 2007, we had borrowed from banks and other institutions and had amounts of approximately $5.33 million in short-term notes payable. As of December 31, 2007, we had also borrowed $ 4.10 million in our current portion of long-term debt. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below which is secured by a pledge by Lan's International Medicine Investment Co Ltd. (“LIMI”) of its shareholding in China Shenghuo (KUN). For the year ended December 31, 2007, the net decrease in cash and cash equivalents was approximately $891,000. The gross proceeds that we received in June 2007 as a result of the sale of 460,000 shares of our common stock in an initial public offering were offset primarily by increases in receivables from related parties, accounts receivable and employee advances. In addition, we received gross proceeds of $250,000 in October 2007 from an exercise of warrants by a warrant holder to purchase 100,000 shares of our common stock at a per share exercise price of $2.50.

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

Operating Activities: Net cash used in operating activities for the year ended December 31, 2007 was approximately $5 million, as compared to cash provided by operating activities of $1.50 million for the year ended December 31, 2006. The increase in cash used was primarily due to the following factors. First, there was a decrease in cash used for accounts and notes receivable, which is partially offset by the increase in cash used for employee advances during the year ended December 31, 2007 (see below for more information regarding employee advances), and an increase in cash used for inventory. Second, there was an increase in cash used in tax and related payables and a decrease in cash provided by stock issued for service.

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

Working Capital

As of December 31, 2007, our accounts receivable and notes receivable (less allowance for doubtful accounts of $3.2 million) were $10.57 million, an increase of $0.66 million, or 6%, as compared to our accounts receivable of $ 9.91 million (net of allowance for doubtful accounts of $794,468) as of December 31, 2006. The collection period typically runs from nine months to one year, consistent with the relatively long collection period in our industry.

Our company normally requires one to two months to deliver products once the order is placed. Inventory increased during the year ended December 31, 2007 by approximately $1.54 million, an increase of 59.8% over inventory as of December 31, 2006. The increase in inventory was primarily due to the increase in work in progress. We purchased a significant amount of Sanchi, which is our main raw material for products. In order to avoid a risk of spoilage by storing the Sanchi in our warehouse, our production department purified the Sanchi into powder for storage. As a result, inventory increased. Moreover, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. As of December 31, 2007, our advance payments to our suppliers totaled approximately $670,000. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

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

We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. We cannot assure that such funding will be available. As of the date of this report, we have no material commitments for capital expenditures.

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

Current and long-term employee advances were approximately $8.76 million at December 31, 2007 and $3.13 million as of December 31, 2006, an increase of $5.63 million, or 179%. The large increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of December 31, 2007, the gross amount of employee advances was $11.21 million and as of December 31, 2006 it was $4.56 million, an increase of $6.65 million in that year period. Additionally, beginning September 2006, we began to employ more sales representatives, and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of employee advances, we, in compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of employee advances for the years ended December 31, 2007 and 2006.

	For the year ended December 31, 2006	For the year ended December 31, 2007

Gross amount of employee advances	$4,559,471	$11,210,881
Allowance for doubtful accounts	1,429,426	2,447,033
Net amount	$3,130,045	$8,763,848

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

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 at the end of this Form 10-KSB/A.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

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

▪	We will arrange necessary training and engage with external professional accounting or consultancy firms to assist us in the preparation of the US GAAP accounts.

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

Director Compensation

Change in
	Fees					Pension Value
	Earned					and
	or				Non-Equity	Nonqualified
	Paid in		Stock	Option	Incentive Plan	Deferred	All Other
	Cash		Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)		($)	($)	($)	Earnings	($)	($)

Gui Hua Lan	—		—	—	—	—	—	—
Feng Lan	—		—	—	—	—	—	—
Zheng Yi Wang	—		—	—	—	—	—	—
Yunhong Guan(1)	2,762	(4)	—	9,984	—	—	—	12,746
Mingyang Liao(2)	2,762	(4)	—	—	—	—	—	2,762
Gene Michael Bennett(3)	10,000		—	9,984	—	—	—	19,984

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

Name and Address		Beneficially	Percent of Class
of Beneficial Owner	Title	Owned	Beneficially Owned

Directors and Executive Officers
Gui Hua Lan	Chief Executive Officer and Chairman of the Board	15,213,000(1)	77.3%

Feng Lan	President and Director	15,213,000(1)	77.3

Qiong Hua Gao	Chief Financial Officer	—(2)	—

Lei Lan	Executive Director of Sales	—(2)	—

Peng Chen	Chief Technological Officer	15,213,000(3)	77.3

Zheng Yi Wang	Executive Director of Exports, Corporate Secretary and Director	15,213,000(1)	77.3

Yunhong Guan	Director	3,000(4)	*

Mingyang Liao	Director	—	—

Gene Michael Bennett	Director	3,000(4)	*

Officers and Directors as a Group (total of 9 persons)		15,219,000(1)	77.3

5% or more Stockholders
Lan’s International Medicine Investment Co., Limited		15,213,000(1)	77.3

*	Less than 1%.

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

Exhibit Number	Description of Exhibit

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)
November 14, 2008	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gui Hua Lan

Date: November 14, 2008	Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Wendy Fu

Date: November 14, 2008	Wendy Fu, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Feng Lan

Date: November 14, 2008	Feng Lan, President and Director

Date: November 14, 2008	Zheng Yi Wang, Executive Director of Exports, Corporate Secretary and Director

/s/ Yunhong Guan

Date: November 14, 2008	Yunhong Guan, Director

Date: November 14, 2008	Mingyang Liao, Director

/s/ Jason Yuanxin Zhang

Date: November 14, 2008	Jason Yuanxin Zhang, Director

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
AND SUBSIDIARIES

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board

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

As discussed in Note 1, to the accompanying consolidated financial statements, the Company has restated the accompanying 2007 consolidated financial statements.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 28, 2008 except for Note 1 regarding the restatement of financial statements, Note 2 regarding business condition and Note 13 as to which the date is November 13, 2008.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS:	As Restated
Current Assets:
Cash and cash equivalents	$2,800,641	$3,691,438
Restricted cash	-	474,576
Accounts and notes receivable, less allowance for doubtful accounts of $3,218,661 and $794,468, respectively	10,567,672	9,907,184
Employee advances, less allowance for doubtful accounts of $729,955 and $1,429,426, respectively	8,249,806	3,130,045
Advances to suppliers	669,858	46,620
Inventory, net of reserve for obsolescence of $136,359 and $111,128, respectively	4,125,193	2,581,519
Receivable from related parties	27,555	76,751
Other current assets	159,657	17,454
Total Current Assets	26,600,382	19,925,587
Property, plant and equipment, net of accumulated depreciation of $4,247,993 and $3,333,305, respectively	7,573,204	7,554,747
Intangible assets, net of accumulated amortization of $42,957 and $22,569, respectively	648,090	624,426
Long-term employee advances, less allowance for doubtful accounts of $1,717,078 and $0, respectively	514,042	-
Deferred income taxes	-	655,223
TOTAL ASSETS	$35,335,718	$28,759,983

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$745,514	$764,636
Accrued expenses	2,017,748	1,966,822
Deposits	3,439,892	1,573,426
Payable to related parties	94,939	393,213
Short-term notes payable	5,334,260	12,758,426
Advances from customers	119,287	342,531
Taxes and related payables	855,084	3,057,471
Current portion of long-term debt	4,101,667	-
Total Current Liabilities	16,708,391	20,856,525
Long-Term Debt	6,836,111	-
Total Liabilities	23,544,502	20,856,525

Minority Interest in Net Assets of Subsidiaries	479,318	385,067

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,679,400 and 19,119,400 outstanding, respectively	1,968	1,912
Additional paid-in capital	6,193,927	4,829,633
Statutory reserves	147,023	147,023
Retained earnings	4,039,337	2,318,950
Accumulated other comprehensive income, foreign currency translation	929,643	220,873
Total Stockholders' Equity	11,311,898	7,518,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,335,718	$28,759,983

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended
	December 31,
	2007	2006
	As Restated

Sale of Products	$19,973,918	$19,959,971
Cost of Products Sold	5,038,290	6,400,234
Gross Profit	14,935,628	13,559,737

Operating Expenses:
Selling expense	6,840,824	5,255,907
General and administrative expense	5,877,948	3,903,287
Research and development expense	272,295	28,001
Total Operating Expenses	12,991,067	9,187,195

Income from Operations	1,944,561	4,372,542

Other Income (Expense):
Interest income	22,431	7,791
Income from research and development activities	448,254	105,053
Interest expense	(946,456)	(757,432)
Non-operating expenses	(78,164)	(6,932)
Net Other Expense	(553,935)	(651,520)

Income Before Income Taxes	1,390,626	3,721,022
Benefit from (provision for) income taxes	449,198	(406,082)
Minority interest in income of subsidiaries	(119,437)	(313,444)
Net Income	$1,720,387	$3,001,496
Foreign currency translation adjustment	708,770	176,060
Comprehensive Income	$2,429,157	$3,177,556

Earnings Per Share
Basic	$0.09	$0.17
Diluted	$0.09	$0.17
Weighted-Average Shares Outstanding
Basic	19,387,619	17,198,308
Diluted	19,439,077	17,198,308

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional		Retained	Other	Total
	Common Stock		Paid-in	Statutory	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserves	(Deficit)	Income	Equity
Balance, December 31, 2005	16,227,200	$1,626	$2,659,134	$147,023	$(682,546)	$44,813	$2,170,050
Conversion of common shares to minority interest	(1,014,200)	(101)	(223,211)	-	-	-	(223,312)
Issuance of common shares for services	1,242,400	121	1,118,040	-	-	-	1,118,161
Issuance of warrants for services	-	-	11,240	-	-	-	11,240
Issuance of common shares for cash, net of offering costs	2,000,000	200	1,264,496	-	-	-	1,264,696
Issuance to acquire SRKP 8	664,000	66	(66)	-	-	-	-
Net income for the year	-	-	-	-	3,001,496	-	3,001,496
Foreign currency translation adjustment	-	-	-	-	-	176,060	176,060

Balance, December 31, 2006	19,119,400	1,912	4,829,633	147,023	2,318,950	220,873	7,518,391
Shares issued in public offering, net of costs	460,000	46	1,094,336	-	-	-	1,094,382
Exercise of warrants for cash	100,000	10	249,990	-	-	-	250,000
Issuance of warrants for services	-	-	19,968	-	-	-	19,968
Net income for the year	-	-	-	-	1,720,387	-	1,720,387
Foreign currency translation adjustment	-	-	-	-	-	708,770	708,770

Balance, December 31, 2007 As Restated	19,679,400	$1,968	$6,193,927	$147,023	$4,039,337	$929,643	$11,311,898

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
	As Restated
Cash Flows from Operating Activities:
Net income	$1,720,387	$3,001,496
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	676,547	660,632
Deferred income taxes	526,849	(200,553)
Minority interest in income of subsidiaries	119,437	313,444
Stock issued for services	-	1,118,161
Warrants issued for services	19,968	11,240

Change in current assets and liabilities:
Accounts and notes receivable	20,532	(7,335,970)
Employee advances	(5,202,769)	(1,066,054)
Advances to suppliers	(595,358)	39,742
Inventory	(1,311,644)	1,826,375
Other current assets	(140,750)	39,610
Accounts payable	(68,893)	(208,173)
Accrued expenses and deposits	1,607,130	1,569,452
Advances from customers	(236,998)	86,270
Unearned revenue	-	(203,826)
Taxes and related payables	(2,171,207)	1,848,555
Net Cash (Used in) Provided by Operating Activities	(5,036,769)	1,500,401

Cash Flows from Investing Activities:
Receivable from related parties	67,018	(37,795)
Restricted cash	487,056	(76,001)
Capital expenditures	(176,453)	(180,737)
Acquisition of land use rights	-	(20,295)
Net Cash (Used in) Provided by Investing Activities	377,621	(314,828)

Cash Flows from Financing Activities:
Payable to related parties	(312,391)	-
Purchase of minority interest	-	(274,780)
Proceeds from short and long-term loans	15,491,257	2,581,672
Payments on short and long-term loans	(12,960,626)	(2,401,605)
Issuance of common stock for cash	1,094,382	1,264,696
Proceeds from exercise of warrants	250,000	-
Net Cash Provided by Financing Activities	3,562,622	1,169,983

Effect of exchange rate changes on cash	205,729	231,839
Net Increase (Decrease) in Cash and Cash Equivalents	(890,797)	2,587,395
Cash and Cash Equivalents at Beginning of Period	3,691,438	1,104,043
Cash and Cash Equivalents at End of Period	$2,800,641	$3,691,438

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

Restatement of Financial Statements – During August 2008, the Company was informed by its auditing firm that the December 31, 2007 consolidated financial statements needed to be revised to correct certain errors related to accounts and notes receivable and advances to employees. The Audit Committee of the Board of Directors commenced an internal investigation which focused on the reported errors.

As a result the Company has restated its consolidated financial statements for the year ended December 31, 2007 to correct the errors to accounts and notes receivable and advances to employees and the related impact on allowance for bad debts, general and administrative expenses, income taxes and the minority interest in income of subsidiaries. See Note 13. The errors also affected the realization of the deferred tax asset creating a valuation allowance that was caused by unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The effects of the restatements were as follows:
	As Previously	Effect of
	Reported	Restatement	As Restated
Consolidated Balance Sheet
As of December 31, 2007
Accounts and notes receivable, net	$9,651,304	$916,368	$10,567,672
Employee advances, net	10,147,415	(1,897,609)	8,249,806
Total Current Assets	27,581,623	(981,241)	26,600,382
Deferred Income Taxes	1,593,159	(1,593,159)	-
TOTAL ASSETS	37,910,118	(2,574,400)	35,335,718
Minority Interest in Net Assets of Subsidiaries	655,962	(176,644)	479,318
Stockholders' Equity:
Retained earnings	6,335,590	(2,296,253)	4,039,337
Accumulated other comprehensive income,
foreign currency translation	1,031,146	(101,503)	929,643
Total Stockholders' Equity	13,709,654	(2,397,756)	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,910,118	(2,574,400)	35,335,718

Consolidated Statement of Operations
For the year ended December 31, 2007
General and administrative expense	4,935,754	942,194	5,877,948
Total Operating Expenses	12,048,873	942,194	12,991,067
Income from Operations	2,886,755	(942,194)	1,944,561
Income Before Income Taxes	2,332,820	(942,194)	1,390,626
Benefit from (provision for) income taxes	1,978,963	(1,529,765)	449,198
Minority interest in income of subsidiaries	(295,143)	175,706	(119,437)
Net Income	4,016,640	(2,296,253)	1,720,387
Foreign currency translation adjustment	810,273	(101,503)	708,770
Comprehensive Income	4,826,913	(2,397,756)	2,429,157

Earnings Per Share
Basic	0.21	(0.12)	0.09
Diluted	0.21	(0.12)	0.09

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Cash Flows from Operating Activities:
Net income	4,016,640	(2,296,253)	1,720,387
Deferred income taxes	(1,002,915)	1,529,764	526,849
Minority interest in income of subsidiaries	295,143	(175,706)	119,437
Change in current assets and liabilities:
Accounts and notes receivable	900,437	(879,905)	20,532
Employee advances	(7,024,869)	1,822,100	(5,202,769)
Net Cash Used in Operating Activities	(5,036,769)	-	(5,036,769)

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (“CNY”); however, the consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the average exchange rates prevailing during the operating periods of each statement.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts – Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. The Company believes that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold. Notes receivable represent bank drafts that are non-interest bearing and due within six months. Such bank drafts have been arranged with third-party financial institutions by certain customers to settle their purchases from us.

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

Deposits and Accrued Expenses – Accrued expenses consists of accrued commission expense, accrued payroll expense, and accrued welfare expense. Deposits consist of funds paid by the selling representatives held by the Company until the selling representatives no longer provide services to the Company, at which time the deposit is returned to the selling representatives. The Company records deposits from selling representatives when payments are received.

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

Advertising – Advertising expense was $330,937 and $9,396 for the years ended December 31, 2007 and 2006, respectively.

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

	For the Years Ended December 31,
	2007	2006

Net income	$1,720,387	$3,001,496

Basic weighted-average common shares outstanding	19,387,619	17,198,308
Effect of dilutive securities:
Warrants	51,458	-
Diluted weighted-average common shares outstanding	19,439,077	17,198,308
Basic earnings per share	$0.09	$0.17
Diluted earnings per share	$0.09	$0.17

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

Credit Risk– The carrying amounts of accounts receivable and employee advances included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management’s estimations.

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

Business Condition and Liquidity – Although the Company has a history of positive income, working capital and retained earnings, the Company has incurred significant increases in employee advances and inventory for the twelve months ended December 31, 2007 which has resulted in a use of cash from operations of $5,036,769. The Company has expended significant efforts to expand its revenues by assisting it sales representatives and increasing its marketing in fiscal 2008. In addition, the Company has been forced to give significant attention to the internal investigation conducted by the Audit Committee and may have to address purported class action lawsuits that have been commenced due to the Company’s failure to file its second quarterly report with the Securities and Exchange Commission. The Company believes that it will remedy these matters and will be able to return to its normal operations in the near future, including being in full compliance with the Securities and Exchange Commission filing requirements and the rules of the American Stock Exchange, but the Company can not give any assurance that this will be the case.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006
Long-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder (see below)	$6,836,111	$-
Long-term note payable to a bank, interest at 6.57%, matures March 2010, secured by property	4,101,667	-
Total long-term debt	10,937,778	-
Less current maturities of long-term debt	4,101,667	-
Long-term notes payable, net of current portion	$6,836,111	$-

Past due notes payable	$480,622	$65,918

The Company’s short and long-term debt obligations and respective balances at December 31, 2007 are payable as follows:
2008	$9 ,435,927
2009	5 ,468,889
2010	1 ,367,222

Total	$16,272,038

On August 17, 2007, the Company received a loan for $6,651,094 from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722% which is due quarterly. The loan is for working capital and is guaranteed by Lan's International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 78% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of the Company’s loan.

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

Initial Public Offering - In June 2007, the Company completed an initial public offering (“IPO”) consisting of 460,000 shares of common stock. The Company’s sale of common stock, which was sold indirectly by the Company at a price to the public of $3.50 per share, resulted in net proceeds of $1,094,382. These proceeds were net of underwriting discounts and commissions and offering costs payable by the Company totaling approximately $0.6 million. Upon the closing of the offering the Company sold the underwriter warrants to purchase 40,000 shares of common stock for $400. The warrants are exercisable at a per share price of $4.20 and expire if unexercised after five years. The shares underlying the warrants have been registered.

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

The following summarizes the outstanding warrants as of December 31, 2007:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$ 3.50	6,000	4.7	6,000
$ 4.20	40,000	4.5	40,000
	46,000		46,000

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the Company had receivables due from officers in the amount of $27,555 and $76,751, respectively.

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

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance for all deferred income tax assets due to the uncertainty of their realization. Income taxes payable are included in taxes and related payables on the accompanying balance sheets. Income taxes are not required to be paid to the PRC until after the end of the Company’s fiscal year.

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $5.2 million at December 31, 2007. Those earnings, as well as the investment in the subsidiaries of approximately $6.1 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. The Company has U.S. net operating loss carryforwards of approximately $1.9 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

The temporary differences and carryforwards which give rise to the deferred income tax asset are as follows:
	December 31,
	2007	2006

Net operating loss carryforwards	$893,720	$339,628
Allowance for doubtful trade receivables	934,521	322,342
Allowance for doubtful other receivables	672,481	355,158
Inventory obsolescence reserve	5,096	-
Total deferred income tax assets	2,505,818	1,017,128
Valuation allowance	(2,505,818)	(361,905)
Net deferred income tax asset	$-	$655,223

Following is a reconciliation of income taxes calculated at the federal and local statutory rates to actual income tax expense:

	For the Years
	Ended December 31,
	2007	2006

Tax at statutory rate of 33%	$411,842	$1,066,865
Benefit of favorable rate	(1,732,456)	(460,230)
Tax refund from government	(976,048)	-
Benefit of operating loss carryforwards	-	(32,127)
Other change in valuation allowance	1,847,464	(168,426)
Provision for (benefit from) income taxes	$(449,198)	$406,082

The provision for income taxes consisted of the following:

	For the Years
	Ended December 31,
	2007	2006

Current	$(976,048)	$606,635
Deferred	526,850	(200,553)
Provision for (benefit from) income taxes	$(449,198)	$406,082

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The Company has $2,708,000 of net operating loss carryforwards available in the PRC that, if unused, begin to expire in 2011.

NOTE 10– COMMITMENTS AND CONTINGENCIES

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

Due to changes in current worldwide economic conditions, the Company’s ability to raise capital or borrow funds may be limited.

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

Advertising agreement - The Company has entered into an agreement for certain advertising services to be performed during fiscal 2008. The total commitment under the contract is approximately $1.9 million of which a deposit of approximately $211,000 has been made to the service provider which is reflected in advances to suppliers in the accompanying consolidated balance sheet as of December 31, 2007.

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

NOTE 13 – SUBSEQUENT EVENTS

As a result of the investigation authorized by the Audit Committee of the Board of Directors of the errors in the accounting for accounts receivable and employee advances as discussed in Note 1, the Company failed to timely file its Quarterly report on Form 10-Q for the quarter ended June 30, 2008 with the Securities and Exchange Commission. On August 21, 2008 it received a deficiency letter from the American Stock Exchange (“AMEX”) stating that the Company was no longer in compliance with their listing standards. In order to maintain its AMEX listing, the Company had to submit a plan by September 12, 2008, outlining actions the Company had taken, or will take, to regain compliance with the continued listing standards of AMEX, including submission of all required Securities and Exchange Commission filings, by no later than November 19, 2008.

Pursuant to the Deficiency Letter, if AMEX were to determine that the Company made a reasonable demonstration in the Plan of an ability to regain compliance with all applicable continued listing standards by November 19, 2008, AMEX would accept the Plan. The Plan was submitted by the Company and accepted by AMEX on November 5, 2008. If the Company does not make adequate progress and complete the actions outlined in the Plan by November 19, 2008, AMEX will initiate delisting proceedings against the Company. The Company can provide no assurances that it will regain compliance with AMEX’s continued listing requirements, and its failure to do so could result in the delisting of the Company’s common stock from AMEX.

Class Action Lawsuits – Putative class action lawsuits have been asserted against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York (the “Court”). Only one complaint, Beni Varghese v. China Shenghuo Pharmaceutical Holdings, Inc., Gui Hua Lan, Qiong Hua Gao, Gene Michael Bennett, And Yunhong Guan, Index No. 08 CIV. 7422 (the “Varghese Action”) has been served on the Company thus far.

The complaints allege, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each of the actions seek an unspecified amount of damages under Sections 10(b) and 20(a) of the Exchange Act.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

On October 20, 2008, the Company and counsel to the plaintiff in the Varghese Action filed a stipulation with the Court in which the parties agreed that the plaintiff may file a consolidated, amended complaint within 60 days after the entry of an order appointing and approving lead counsel, and that the Company’s time to answer that complaint is extended until 60 days after the filing of the consolidated complaint.

The Company believes the allegations in the complaint are without merit, and intends to vigorously defend the lawsuits. The Company does not believe that the outcome of these suits will have a material, adverse effect on the Company.