Form 10-Q/A
period 2008-03-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2008-11-14
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-33537

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2903562 (IR.S. Employer Identification No.)

No. 2, Jing You Road, Kunming National Economy& Technology Developing District People’s Republic of China 650217 (Address of Principal Executive Offices)	N/A (Zip Code)

0086-871-728-2628
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒*

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

* Other than the disclosure that the issuer has not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, the disclosures on the cover page of this Amendment No. 1 to Form 10-Q continue to describe conditions as of May 20, 2008, the date of the original filing.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-Q/A, which amends the Items identified below with respect to the Form 10-Q, filed by China Shenghuo Pharmaceutical Holdings, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 20, 2008 (the “Original Filing”) is being filed to reflect amendments and changes to financial and other disclosures contained in the Original Filing.

Restatement of Financial Statements for the Fiscal Year 2007 and the First Fiscal Quarter of 2008

On August 22, 2008 and September 12, 2008, the Company issued Current Reports on Form 8-K and Form 8-K/A, respectively, announcing a pending internal investigation being conducted by the Audit Committee of the Board of Directors (the “Audit Committee”) based on preliminary information received from Hansen, Barnett & Maxwell, P.C. (“HBM”), the independent registered public accounting firm of the Company, regarding errors in the accounting for certain sales representative commission advances and trade receivables, the Company’s internal controls, the Company’s personnel involved and related matters. The errors concern cash transaction journal entries in which uncollected trade accounts and notes receivables were credited (i.e., deemed paid) and corresponding cash debits (i.e., cash deemed received) were recorded, and in connection therewith, corresponding cash credits (deemed decreases) and debits (deemed increases) to other receivables from sales representatives were recorded. Under GAAP, it was incorrect to record these transactions as cash transactions. The effect of the incorrect entries was to improperly reflect the aging of the Company’s trade accounts and notes receivables and to understate the Company’s bad debt allowance. These errors resulted in the understatement of general and administrative expenses (the line item that includes bad debt allowance) and the resultant overstatement of net income and earnings per share. The errors also resulted in an overstatement of the deferred tax asset, which could adversely affect future operations and profit levels on a continuing basis. HBM also advised the Audit Committee that no further reliance should be placed on the (1) previously filed financial statements and related audit report dated March 28, 2008 contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, as amended, and (2) previously filed financial statements for the fiscal quarter contained in the Original Filing.

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

The Company has restated its financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 to correct the accounting errors. The fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 were the only periods found to have been impacted by the accounting errors. HBM has advised that there would be no need for the Company to restate its previously filed financial statements for the interim periods contained in the Company’s Forms 10-QSB for the fiscal quarters ended June 30, 2007 and September 30, 2007 (as originally indicated by HBM) and that those statements may be relied upon. For further information regarding the effect of the Restatement on the fiscal year ended December 31, 2007, see the Company’s Form 10-KSB/A, filed with the SEC on November 14, 2008.

The restatements (1) decrease net income by approximately $2,296,253, from $4,016,640 to $1,720,387, in the fiscal year ended December 31, 2007 and increase net loss by approximately $514,319, from $(338,341) to $(852,660), in the fiscal quarter ended March 31, 2008 and (2) decrease earnings per share by approximately $0.12, from $0.21 to $0.09, in the fiscal year ended December 31, 2007 and increase loss per share by approximately $0.02, from $(0.02) to $(0.04), in the fiscal quarter ended March 31, 2008. For more information regarding the restatement, refer to Note 1 and Note 10 of the Notes to the Condensed Consolidated Financial Statements contained herein.

The effects of the restatement of the financial statements for the first fiscal quarter of 2008 were as follows (the “Restatement”):

	As Previously	Effect of
	Reported	Restatement	As Restated
Consolidated Balance Sheet
As of March 31, 2008
Accounts and notes receivable, net	$8,532,652	$1,125,378	$9,658,030
Employee advances, net	12,727,818	(3,063,462)	9,664,356
Total Current Assets	28,151,948	(1,938,084)	26,213,864
Deferred Income Taxes	1,487,729	(1,487,729)	-
TOTAL ASSETS	38,595,969	(3,425,813)	35,170,156
Taxes and Related Payables	735,612	(186,819)	548,793
Total Current Liabilities	15,452,257	(186,819)	15,265,438
TOTAL LIABILITIES	23,996,588	(186,819)	23,809,769
Minority Interest in Net Assets of Subsidiaries	637,065	(208,898)	428,167
Stockholders' Equity:
Retained earnings	5,997,249	(2,810,572)	3,186,677
Accumulated other comprehensive income,
foreign currency translation	1,622,149	(219,524)	1,402,625
Total Stockholders' Equity	13,962,316	(3,030,096)	10,932,220
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	38,595,969	(3,425,813)	35,170,156

Consolidated Statement of Operations
For the three months ended March 31, 2008
General and administrative expense	1,571,115	896,463	2,467,578
Total Operating Expenses	3,331,593	896,463	4,228,056
(Loss) Income from Operations	55,413	(896,463)	(841,050)
(Loss) Before Income Taxes	(7,512)	(896,463)	(903,975)
Benefit from (provision for) income taxes	(352,981)	350,805	(2,176)
Minority interest in income of subsidiaries	22,152	31,339	53,491
Net (Loss)	(338,341)	(514,319)	(852,660)
Foreign currency translation adjustment	591,003	(118,021)	472,982
Comprehensive (Loss) Income	252,662	(632,340)	(379,678)

Earnings (loss) Per Share
Basic	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.04)

Consolidated Statement of Cash Flows
For the three months ended March 31, 2008
Cash Flows from Operating Activities:
Net loss	(338,341)	(514,319)	(852,660)
Deferred income taxes	167,983	(167,983)	-
Minority interest in income of subsidiaries	(22,152)	(31,339)	(53,491)
Change in current assets and liabilities:
Accounts and notes receivable	1,487,331	(167,262)	1,320,069
Employee advances	(2,101,062)	1,063,726	(1,037,336)
Taxes and related payables	(151,701)	(182,823)	(334,524)
Net Cash Used in Operating Activities	(391,880)	-	(391,880)

	As Previously	Effect of
	Reported	Restatement	As Restated
Consolidated Balance Sheet
As of December 31, 2007
Accounts and notes receivable, net	$9,651,304	$916,368	$10,567,672
Employee advances, net	10,147,415	(1,897,609)	8,249,806
Total Current Assets	27,581,623	(981,241)	26,600,382
Deferred Income Taxes	1,593,159	(1,593,159)	-
TOTAL ASSETS	37,910,118	(2,574,400)	35,335,718
Minority Interest in Net Assets of Subsidiaries	655,962	(176,644)	479,318
Stockholders' Equity:
Retained earnings	6,335,590	(2,296,253)	4,039,337
Accumulated other comprehensive income,
foreign currency translation	1,031,146	(101,503)	929,643
Total Stockholders' Equity	13,709,654	(2,397,756)	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,910,118	(2,574,400)	35,335,718

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

Risk Factors

The following disclosure reflects potential risks as a result of the Company’s accounting errors and the resulting Restatement of the Company’s financial statements. These risk factors did not exist as of the date of the Original Filing and should be read in conjunction with the Risk Factors section in Item 1A of Part I of the Company’s Form 10-KSB/A, filed with the SEC on November 14, 2008.

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

Legal Proceedings

The following disclosure reflects developments as a result of the Company’s accounting errors and the resulting Restatement of the Company’s financial statements. These developments did not exist as of the date of the Original Filing and this section should be read in conjunction with the Legal Proceedings section in Item 1 of Part II of this Amendment No. 1.

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

This Amendment No. 1

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety. However, this Amendment No. 1 only amends and restates Items 1 and 2 of Part I and Item 6 of Part II of the Original Filing, in each case, to reflect the Restatement of the Company’s financial statements and to clarify certain other disclosures. No other information in the Original Filing as Amended is amended hereby.

Unless indicated otherwise, the disclosures in this Amendment No. 1 continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing have been revised, re-executed and re-filed as of the date of this Amendment No. 1.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS:	As Restated	As Restated
Current Assets:
Cash and cash equivalents	$1,005,333	$2,800,641
Accounts and notes receivable, less allowance for doubtful
accounts of $4,930,751 and $3,218,661, respectively	9,658,030	10,567,672
Employee advances, less allowance for doubtful accounts of
$1,380,365 and $729,995 respectively	9,664,356	8,249,806
Advances to suppliers	1,284,423	669,858
Inventory, net of reserve for obsolescence of
$126,992 and $136,359, respectively	4,482,262	4,125,193
Receivable from related parties	35,967	27,555
Other current assets	83,493	159,657
Total Current Assets	26,213,864	26,600,382
Property, plant and equipment, net of accumulated depreciation of
$4,624,115 and $4,247,993, respectively	7,762,163	7,573,204
Intangible assets, net of accumulated amortization of
$49,443 and $42,957, respectively	670,330	648,090
Long-term employee advances, less allowance for doubtful accounts of
$1,108,512 and $1,717,078, respectively	523,799	514,042
Deferred income taxes	-	-
TOTAL ASSETS	$35,170,156	$35,335,718

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,734,154	$745,514
Accrued expenses	1,769,458	2,017,748
Deposits	4,043,789	3,439,892
Payable to related parties	83,384	94,939
Short-term notes payable	4,131,940	5,334,260
Advances from customers	105,810	119,287
Taxes and related payables	548,793	855,084
Current portion of long-term debt	2,848,110	4,101,667
Total Current Liabilities	15,265,438	16,708,391
Long-Term Debt	8,544,331	6,836,111
Total Liabilities	23,809,769	23,544,502

Minority Interest in Net Assets of Subsidiaries	428,167	479,318

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
19,679,400 outstanding , respectively	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Statutory reserves	147,023	147,023
Retained earnings	3,186,677	4,039,337
Accumulated other comprehensive income, foreign currency translation	1,402,625	929,643
Total Stockholders' Equity	10,932,220	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,170,156	$35,335,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	As Restated

Sale of Products	$5,486,468	$4,327,125
Cost of Products Sold	2,099,462	1,141,698
Gross Profit	3,387,006	3,185,427

Operating Expenses:
Selling expense	1,641,502	1,602,824
General and administrative expense	2,467,578	973,605
Research and development expense	118,976	2,877
Total Operating Expenses	4,228,056	2,579,306

(Loss) Income from Operations	(841,050)	606,121

Other Income (Expense):
Interest income	3,265	6,462
Income from research and development activities	263,037	1,218
Interest expense	(256,082)	(180,183)
Non-operating expenses	(73,145)	-
Net Other Expense	(62,925)	(172,503)

(Loss) Income Before Income Taxes	(903,975)	433,618
Benefit from (provision for) income taxes	(2,176)	1,137,478
Minority interest in loss (income) of subsidiaries	53,491	(97,920)
Net (Loss) Income	$(852,660)	$1,473,176
Foreign currency translation adjustment	472,982	85,735
Comprehensive (Loss) Income	$(379,678)	$1,558,911

Earnings (Loss) Per Share
Basic	$(0.04)	$0.08
Diluted	$(0.04)	$0.08
Weighted-Average Shares Outstanding
Basic	19,679,400	19,119,400
Diluted	19,679,400	19,119,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	As Restated
Cash Flows from Operating Activities:
Net income (loss)	$(852,660)	$1,473,176
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	199,872	166,155
Deferred income taxes	-	(37,177)
Minority interest in (loss) income of subsidiaries	(53,491)	97,920
Change in current assets and liabilities:
Accounts and notes receivable	1,320,069	(1,861,831)
Employee advances	(1,037,336)	(863,563)
Advances to suppliers	(574,171)	(251,294)
Inventory	(181,623)	109,494
Other current assets	76,870	4,048
Accounts payable	937,166	28,511
Accrued expenses and deposits	(325,048)	1,170,727
Deposits	451,037	-
Advances from customers	(18,041)	(55,780)
Taxes and related payables	(334,524)	(1,034,633)
Net Change in Operating Activities	(391,880)	(1,054,247)

Cash Flows from Investing Activities:
Receivable from related parties	1,942	(579,050)
Restricted cash	-	371,186
Capital expenditures	(72,119)	(42,233)
Net Change in Investing Activities	(70,177)	(250,097)

Cash Flows from Financing Activities:
Payable to related parties	(15,170)	(323,676)
Proceeds from short and long-term loans	-	8,470,252
Payments on short and long-term loans	(1,393,596)	(8,843,200)
Net Change in Financing Activities	(1,408,766)	(696,624)

Effect of exchange rate changes on cash	75,515	28,645
Net Change in Cash and Cash Equivalents	(1,795,308)	(1,972,323)
Cash and Cash Equivalents at Beginning of Period	2,800,641	3,691,438
Cash and Cash Equivalents at End of Period	$1,005,333	$1,719,115

Supplemental Information
Cash paid for interest	$256,082	$180,183

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

Restatement of Financial Statements  - During August 2008, the Company was informed by its auditing firm that the March 31, 2008 consolidated financial statements needed to be revised to correct certain errors related to accounts and notes receivable and advances to employees. The Audit Committee of the Board of Directors commenced an internal investigation which focused on the reported errors.

As a result the Company has restated its consolidated financial statements for the three months ended March 31, 2008 to correct the errors to accounts and notes receivable and advances to employees and the related impact on allowance for bad debts, general and administrative expenses, income taxes and the minority interest in income of subsidiaries. In addition, the consolidated balance sheet as of December 31, 2007 has been restated to correct errors during 2007 related to accounts receivable and advances to employees. The effect of the restatement is shown in the tables below. See Note 10. The errors also affected the realization of the deferred tax asset creating a valuation allowance that was caused by unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	As Previously	Effect of
	Reported	Restatement	As Restated
Consolidated Balance Sheet
As of March 31, 2008
Accounts and notes receivable, net	$8,532,652	$1,125,378	$9,658,030
Employee advances, net	12,727,818	(3,063,462)	9,664,356
Total Current Assets	28,151,948	(1,938,084)	26,213,864
Deferred Income Taxes	1,487,729	(1,487,729)	-
TOTAL ASSETS	38,595,969	(3,425,813)	35,170,156
Taxes and Related Payables	735,612	(186,819)	548,793
Total Current Liabilities	15,452,257	(186,819)	15,265,438
TOTAL LIABILITIES	23,996,588	(186,819)	23,809,769
Minority Interest in Net Assets of Subsidiaries	637,065	(208,898)	428,167
Stockholders' Equity:
Retained earnings	5,997,249	(2,810,572)	3,186,677
Accumulated other comprehensive income,
foreign currency translation	1,622,149	(219,524)	1,402,625
Total Stockholders' Equity	13,962,316	(3,030,096)	10,932,220
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	38,595,969	(3,425,813)	35,170,156

Consolidated Statement of Operations
For the three months ended March 31, 2008
General and administrative expense	1,571,115	896,463	2,467,578
Total Operating Expenses	3,331,593	896,463	4,228,056
(Loss) Income from Operations	55,413	(896,463)	(841,050)
(Loss) Before Income Taxes	(7,512)	(896,463)	(903,975)
Benefit from (provision for) income taxes	(352,981)	350,805	(2,176)
Minority interest in income of subsidiaries	22,152	31,339	53,491
Net (Loss)	(338,341)	(514,319)	(852,660)
Foreign currency translation adjustment	591,003	(118,021)	472,982
Comprehensive (Loss) Income	252,662	(632,340)	(379,678)

Earnings (loss) Per Share
Basic	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.04)

Consolidated Statement of Cash Flows
For the three months ended March 31, 2008
Cash Flows from Operating Activities:
Net loss	(338,341)	(514,319)	(852,660)
Deferred income taxes	167,983	(167,983)	-
Minority interest in income of subsidiaries	(22,152)	(31,339)	(53,491)
Change in current assets and liabilities:
Accounts and notes receivable	1,487,331	(167,262)	1,320,069
Employee advances	(2,101,062)	1,063,726	(1,037,336)
Taxes and related payables	(151,701)	(182,823)	(334,524)
Net Cash Used in Operating Activities	(391,880)	-	(391,880)

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	As Previously	Effect of
	Reported	Restatement	As Restated
Consolidated Balance Sheet
As of December 31, 2007
Accounts and notes receivable, net	$9,651,304	$916,368	$10,567,672
Employee advances, net	10,147,415	(1,897,609)	8,249,806
Total Current Assets	27,581,623	(981,241)	26,600,382
Deferred Income Taxes	1,593,159	(1,593,159)	-
TOTAL ASSETS	37,910,118	(2,574,400)	35,335,718
Minority Interest in Net Assets of Subsidiaries	655,962	(176,644)	479,318
Stockholders' Equity:
Retained earnings	6,335,590	(2,296,253)	4,039,337
Accumulated other comprehensive income,
foreign currency translation	1,031,146	(101,503)	929,643
Total Stockholders' Equity	13,709,654	(2,397,756)	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,910,118	(2,574,400)	35,335,718

NOTE 2 - ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business - The Company (“the Parent”) and its subsidiaries designs, develops, markets, exports and sells pharmaceutical, nutritional supplements and cosmetic products throughout PRC and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and management evaluates each subsidiary as a separate entity.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Accounts and Notes Receivable and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. The Company believes that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold. Notes receivable represent bank drafts that are non-interest bearing and due within six months. Such bank drafts have been arranged with third-party financial institutions by certain customers to settle their purchases from us.

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

Business Condition and Liquidity - Although the Company has a history of positive income, working capital and retained earnings, the Company incurred losses during the three months ended March 31, 2008 of $852,660 and significant increases in employee advances for the three months ended March 31, 2008 which has resulted in a use of cash from operations of $391,880. The Company has expended significant efforts to expand its revenues by assisting it sales representatives and increasing its marketing in fiscal 2008. In addition, the Company has been forced to give significant attention to the internal investigation conducted by the Audit Committee and may have to address purported class action lawsuits that have been commenced due to the Company’s failure to file its second quarterly report with the Securities and Exchange Commission. The Company believes that it will remedy these matters and will be able to return to its normal operations in the near future, including being in full compliance with the Securities and Exchange Commission filing requirements and the rules of the American Stock Exchange, but the Company can not give any assurance that this will be the case.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $4.67 million at March 31, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $6.1 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. The Company has U.S. net operating loss carryforwards of approximately $1.9 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

NOTE 10 - SUBSEQUENT EVENTS

In April, 2008, the Company obtained a loan of $1,424,455 at an interest rate of 8.316% secured by property. A total of $248,811 is due on May 20, 2009 with the remaining balance of $1,139,244 due on March 31, 2010.

Also in April, 2008 the Company obtained a loan of $3,560,138 at an interest rate of 7.47% secured by property. The loan is due and payable April 2009.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Class Action Lawsuits - Putative class action lawsuits have been asserted against the Company and certain of its officers and directors in the United States District Court for the Southern District of New York (the “Court”). Only one complaint, Beni Varghese v. China Shenghuo Pharmaceutical Holdings, Inc., Gui Hua Lan, Qiong Hua Gao, Gene Michael Bennett, And Yunhong Guan, Index No. 08 CIV. 7422 (the “Varghese Action”) has been served on the Company thus far.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng is cylindrical shaped and is most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, generally accounted for more than 70% of our sales in the quarter ended March 31, 2008.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. Less than 5% of sales of Xuesaitong Soft Capsules are sold to military hospitals through China’s military procurement system, while over 95% of sales are made to non-military hospitals through distributors. Our three largest customers are Yunnan Province Pharmaceutical, LTD; Nanyang Jikang Medicine LTD; and Beijing Ai’xin Weiye Medicine, LTD; all of which accounted for approximately 6.6%, 6.4% and 6.2% of our sales, respectively, for the three months ended March 31, 2008.

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

Research and Development Expense - We expense research and development expenses as incurred.

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

The following discussion of our results of operations and financial condition has been updated to reflect changes related to the Restatement. See the Explanatory Note above and Note 1 of Notes to the Condensed Consolidated Financial Statements. Other than such changes, the following information has not been updated from that provided in the Original Filing.

Results of Operations for the Fiscal Quarters Ended March 31, 2008 and 2007

The following table sets forth our statements of operations for the three months ended March 31, 2008 and 2007 in U.S. dollars (unaudited):

	For the three months ended March 31,
	2008	2007	Change ($)	Variance (%)
	(in thousand, except share and per share amounts)
Sale of Products	5,486	4,327	1,159	26.79%
Cost of Products Sold	2,099	1,142	957	83.80%
Gross Profit	3,387	3,185	202	6.34%

Operating Expenses:
Selling expenses	1,642	1,603	39	2.43%
General and administrative expenses	2,468	974	1,494	153.39%
Research and development expenses	118	2	116	5800%
Total Operating Expenses	4,228	2,579	1,649	63.94%

Income from Operations	(841)	606	(1,447)	-238.78%

Other Income (Expenses):
Interest income	3	6	(3)	-50%
Income from research and development activities	263	1	262	26,200%
Interest expense	(256)	(180)	(76)	42.22%
Non-operating expenses	(73)	-	(73)	-
Net Other Expense	(63)	(173)	110	-63.58%

Income Before Income Taxes	(904)	433	(1,337)	-308.78%
Benefit from (provision for) income taxes	(2)	1,137	(1,139)	-100.18%
Minority interest in income of subsidiaries	53	(98)	151	-154.08%
Net (Loss) Income	(853)	1,472	(2,325)	-157.95%
Foreign currency translation adjustments	473	86	387	450.00%
Comprehensive Income $	(380)	1,558	(1,938)	-124.39%

Earnings (loss) Per Share
Basic $	(0.04)	0.08	(0.12)	-150%
Diluted $	(0.04)	0.08	(0.12)	-150%

Weighted-Average Shares Outstanding
Basic	19,679,400	19,119,400	560,000	2.93%
Diluted	19,679,400	19,119,400	560,000	2.93%

Sale of products: Sale of products for the three months ended March 31, 2008 was approximately $5.49 million, an increase of approximately $1.16 million, or 26.8%, from approximately $4.33 million for the three months ended March 31, 2007. Our sales of primary product, Xuesaitong Soft Capsule, decreased slightly, partially because of a decrease in sales volume as a result of an increase in selling price. The increase in total sales was primarily due to the selling of other brands’ non-prescription pharmaceuticals, cosmetic products and export.

Cost of products sold: Our cost of products sold for the three months ended March 31, 2008 was approximately $2.10 million, an increase of approximately $0.96 million or 84.2%, from approximately $1.14 million for the three months ended March 31, 2007. The increase in cost of products sold was primarily due to the increase in sales volume of cosmetic products and export and other brands' non-prescription pharmaceuticals. The purchasing price of other brands’ non-prescription pharmaceuticals was high and close to selling price. As a result, our total cost of products sold increased at a rate higher than the increase in sales.

Gross profit: Our gross profit for the three months ended March 31, 2008 was approximately $3.39 million as compared with approximately $3.19 million for the three months ended March 31, 2007. Gross profit as a percentage of revenues was approximately 61.7% for the three months ended March 31, 2008, a decrease of approximately 12% from 73.7% for the three months ended March 31, 2007. The decrease in gross margin percentage was primarily due to the portion of above-mentioned sales of other brand’s product which have a higher purchasing price and thus generated a smaller profit margin.

Selling expense: Selling expenses were approximately $1.64 million for the three months ended March 31, 2008, an increase of approximately $0.4 million, or 2.5%, from approximately $1.60 million for the three months ended March 31, 2007. The primary reason for the increase in selling expenses was due to an increase in marketing and advertising of new products, particularly in our cosmetics line.

General and administrative expense: General and administrative expenses were approximately $2.47 million for the three months ended March 31, 2008, an increase of approximately $1.5 million, or 155%, from approximately $0.97 million for the three months ended March 31, 2007. The increase was primarily a result of an increase of $1.03 million in provision for bad debts aging over one to two years. Also, our expenses related to our status as a public company with its securities traded on a U.S. national exchange also increased by $0.28 million. These fees and expenses are related to professional fees, including auditing, legal, investor relations, as well as AMEX fees and the cost of compliance with federal securities laws.  The rest of the increase in general and administrative expenses was due to the increase in office utilities related with hiring more staff for business expansion.

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

Benefits from (provision for) income taxes: Provision for income taxes was $2,176 for the three months ended March 31, 2008 as compared to a benefit from income tax of approximately $1.14 million for the three months ended March 31, 2007. On March 15, 2007, one of our majority owned subsidiaries was granted relief from income taxes for the years ended December 31, 2006 and 2005. As a result, the subsidiary recognized an aggregate of $1.1 million as a benefit in the three months ended March 31, 2007. In addition, as of January 1, 2008, the income tax rate for our subsidiaries was decreased from 33% to 25%. We have a deferred income tax asset that was adjusted for this tax rate decrease, resulting in an increase in the provision for the correction of deferred income taxes. These two factors were the principle causes of the change from an income tax benefit for the first quarter of 2007 to an income tax provision for the first quarter of 2008.

Net (loss) income: We incurred a net loss of $852,660 for the three months ended March 31, 2008 as compared to a net income of approximately $1.47 million for the three months ended March 31, 2007, a decrease in net income of approximately $2.3 million. Considering the foreign currency translation adjustments of $472,982 and $85,735, for the three months ended March 31, 2008 and 2007, respectively, comprehensive loss of $379,678, and comprehensive income of approximately $1.56 million was realized for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

General - As of March 31, 2008, we had cash and cash equivalents of $1,005,333. We have historically financed our business operations through bank loans, in addition to equity offerings. As of March 31, 2008, we had borrowed from banks and other institutions and had amounts of approximately $4.13 million in short-term notes payable. As of March 31, 2008, we had also borrowed approximately $2.85 million in our current portion of long-term debt. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below which is secured by a pledge by Lan's International Medicine Investment Co Ltd. (“LIMI”) of its shareholding in China Shenghuo (KUN). For the three months ending March 31, 2008, the net decrease in cash and cash equivalents was approximately $1.8 million as compared to March 31, 2007. The gross proceeds that we received in June 2007 as a result of the sale of 460,000 shares of our common stock in an initial public offering were offset primarily by increases in receivables from related parties and employee advances. In addition, we received gross proceeds of $250,000 in October 2007 from an exercise of warrants by a warrant holder to purchase 100,000 shares of our common stock at a per share exercise price of $2.50.

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

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2008 was $391,880, as compared to cash used in operating activities of approximately $1.05 million for the three months ended March 31, 2007. These results are comprised of: (i) cash used in taxes and related payables, employee advances, advances to suppliers and accrued expenses; (ii) cash generated in accounts receivable, accounts payable and deposits from customers.

Investing Activities: Net cash used by investing activities was $70,177 for the three months ended March 31, 2008, as compared to net cash used in the amount of $250,097 for the three months ended March 31, 2007. The decrease in net cash used by investing activities was primarily due to decrease in cash used for receivables from related parties.

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

Working Capital

As of March 31, 2008, our accounts receivable and notes receivable (less allowance for doubtful accounts of approximately $4.93 million) were approximately $9.66 million, a decrease of approximately $0.9 million, or 8.6% from accounts receivable of approximately $10.57 million (net of allowance for doubtful accounts of $3.22 million) as of December 31, 2007. The collection period typically runs from nine months to one year, considering the relatively long collection period in our industry.

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

Current and long-term employee advances (net of allowances for doubtful accounts) were approximately $10.19 million at March 31, 2008 and $8.76 million as of December 31, 2007, an increase of approximately $1.43 million or 16%. The increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of March 31, 2008, the gross amount of employee advances was approximately $12.68 million and as of December 31, 2007 it was approximately $11.21 million, an increase of approximately $1.47 million in that three-month period. Beginning in September 2006, we began to employ more sales representatives and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of employee advances, we, in compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of current and long-term employee advances for the years ended December 31, 2007 and 2006 and the three months ended March 31, 2008.

	For the year ended December 31, 2006	For the year ended December 31, 2007	For the three months ended March 31, 2008

Gross amount of employee accounts	$4,559,471	$11,210,921	$12,677,032
Allowance for doubtful accounts	1,429,426	2,447,073	2,488,877
Net amount	$3,130,045	$8,763,848	$10,188,155

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

ITEM 4T. CONTROLS AND PROCEDURES

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