Form 10-Q
period 2008-06-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2008-11-14
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of November 13, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS:		As Restated
Current Assets:
Cash and cash equivalents	$744,575	$2,800,641
Accounts and notes receivable, less allowance for doubtful
accounts of $6,466,649 and $3,218,661, respectively	9,227,579	10,567,672
Employee advances, less allowance for doubtful accounts of
$784,500 and $729,995, respectively	8,874,047	8,249,806
Advances to suppliers	681,391	669,858
Inventory, net of reserve for obsolescence of
$166,872 and $136,359, respectively	3,969,302	4,125,193
Receivable from related parties	-	27,555
Other current assets	30,991	159,657
Total Current Assets	23,527,885	26,600,382
Property, plant and equipment, net of accumulated depreciation of
$4,953,450 and $4,247,993, respectively	7,769,698	7,573,204
Intangible assets, net of accumulated amortization of
$55,341 and $42,957, respectively	680,198	648,090
Long-term employee advances, less allowance for doubtful accounts of
$1,358,402 and $1,717,078, respectively	592,608	514,042
TOTAL ASSETS	$32,570,389	$35,335,718

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,454,486	$745,514
Accrued expenses	1,795,233	2,017,748
Deposits	2,757,554	3,439,892
Payable to related parties	50,561	94,939
Short-term notes payable	4,731,702	5,334,260
Advances from customers	129,396	119,287
Taxes and related payables	650,759	855,084
Current portion of long-term debt	2,910,446	4,101,667
Total Current Liabilities	14,480,137	16,708,391
Long-Term Debt	8,149,248	6,836,111
Total Liabilities	22,629,385	23,544,502

Minority Interest in Net Assets of Subsidiaries	329,162	479,318

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
19,679,400 outstanding, respectively	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Statutory reserves	147,023	147,023
Retained earnings	1,649,208	4,039,337
Accumulated other comprehensive income, foreign currency translation	1,619,716	929,643
Total Stockholders' Equity	9,611,842	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,570,389	$35,335,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sale of Products	$8,591,297	$6,356,217	$14,077,765	$10,683,342
Cost of Products Sold	2,988,119	1,580,478	5,087,581	2,722,176
Gross Profit	5,603,178	4,775,739	8,990,184	7,961,166

Operating Expenses:
Selling expense	4,035,573	2,031,590	5,677,075	3,634,414
General and administrative expense	2,714,259	1,388,866	5,181,837	2,362,471
Research and development expense	70,213	2,472	189,189	5,349
Total Operating Expenses	6,820,045	3,422,928	11,048,101	6,002,234

Income (Loss) from Operations	(1,216,867)	1,352,811	(2,057,917)	1,958,932

Other Income (Expense):
Interest income	1,848	2,804	5,113	9,266
Income from research and development activities	75,588	79,786	338,625	81,004
Interest expense	(435,114)	(209,458)	(691,196)	(389,641)
Non-operating expenses	(65,337)	-	(138,482)	-
Net Other Expense	(423,015)	(126,868)	(485,940)	(299,371)

Income (Loss) Before Income Taxes	(1,639,882)	1,225,943	(2,543,857)	1,659,561
Benefit from (provision for) income taxes	2,163	172,769	(13)	1,310,247
Minority interest in income of subsidiaries	100,250	(80,876)	153,741	(178,796)
Net (Loss) Income	$(1,537,469)	$1,317,836	$(2,390,129)	$2,791,012
Foreign currency translation adjustment	217,091	189,062	690,073	274,797
Comprehensive Income (Loss)	$(1,320,378)	$1,506,898	$(1,700,056)	$3,065,809

Earnings (Loss) Per Share
Basic	$(0.08)	$0.07	$(0.12)	$0.15
Diluted	$(0.08)	$0.07	$(0.12)	$0.15
Weighted-Average Shares Outstanding
Basic	19,679,400	19,175,004	19,679,400	19,147,356
Diluted	19,679,400	19,228,838	19,679,400	19,200,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$(2,390,129)	$2,791,012
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	429,102	332,839
Deferred income taxes	-	(204,058)
Minority interest in (loss) income of subsidiaries	(165,334)	178,796
Change in current assets and liabilities:
Accounts and notes receivable	1,962,910	(3,123,300)
Employee advances	(134,786)	(1,477,824)
Advances to suppliers	30,685	(211,970)
Inventory	409,441	(825,344)
Other current assets	129,901	(23,170)
Accounts payable	642,217	703,676
Accrued expenses and deposits	(1,220,462)	1,238,609
Advances from customers	2,362	(144,825)
Taxes and related payables	(251,997)	(1,692,042)
Net Change in Operating Activities	(556,090)	(2,457,601)

Cash Flows from Investing Activities:
Receivable from related parties	87,223	(517,465)
Restricted cash	-	362,877
Capital expenditures	(137,079)	(53,099)
Net Change in Investing Activities	(49,856)	(207,687)

Cash Flows from Financing Activities:
Payable to related parties	(93,864)	(319,165)
Proceeds from short and long-term loans	5,655,605	9,145,423
Payments on short and long-term loans	(7,140,201)	(9,121,972)
Issuance of common stock		1,094,381
Net Change in Financing Activities	(1,578,460)	798,667

Effect of exchange rate changes on cash	128,340	53,275
Net Change in Cash and Cash Equivalents	(2,056,066)	(1,813,346)
Cash and Cash Equivalents at Beginning of Period	2,800,641	3,691,438
Cash and Cash Equivalents at End of Period	$744,575	$1,878,092

Supplemental Information
Cash paid for interest	$691,196	$402,021

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

As a result the Company has restated its consolidated balance sheet for December 31, 2007 to correct the errors related to accounts and notes receivable and advances to employees. See Note 10. The errors also affected the realization of the deferred tax asset creating a valuation allowance that was caused by unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The effects of the restatement were as follows:

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

In September 2006, Shenghuo, which is the 93.75%-owned subsidiary of the Company, formed Kunming Beisheng Science and Technology Development Company, Ltd. (“Beisheng”), under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, the importation and exportation of medicines and equipment and the development of pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. In August 2007, Shenghuo established a new subsidiary named Pingbian Shenghuo Nanyao Development Co., LTD. (“Pingbian Shenghuo”). Pingbian Shenghuo was organized under the laws of the PRC, has a registered capital of RMB 1,000,000 and Shenghuo holds 100% of the equity interest of Pingbian Shenghuo. The scope of operation of Pingbian Shenghuo is to produce and refine the raw materials, such as Sanchi, that are needed to produce our products. There were no material operations for Beisheng or Pingbian Shenghuo for the six months ended June 30, 2008.

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

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of June 30, 2008 are comprised of warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. The effect of these warrants is excluded as the effect is antidilutive due to the exercise price exceeding the market price. Potentially dilutive securities as of June 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share and warrants to purchase 40,000 shares of common stock at an exercise price of $4.20.

Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising costs for the three months ended June 30, 2008 and 2007 were $1,395,146 and $22,380, respectively.

Business Condition and Liquidity - Although the Company has a history of positive income, working capital and retained earnings, the Company incurred losses during the six months ended June 30, 2008 of $2,390,129 which has resulted in a use of cash from operations of $556,090 The Company has expended significant efforts to expand its revenues by assisting it sales representatives and increasing its marketing in fiscal 2008. In addition, the Company has been forced to give significant attention to the internal investigation conducted by the Audit Committee and may have to address purported class action lawsuits that have been commenced due to the Company’s failure to file its second quarterly report with the Securities and Exchange Commission. The Company believes that it will remedy these matters and will be able to return to its normal operations in the near future, including being in full compliance with the Securities and Exchange Commission filing requirements and the rules of the American Stock Exchange, but the Company can not give any assurance that this will be the case.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

NOTE 4 - INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$1,221,305	$871,425
Work-in-process	1,282,795	1,797,379
Finished goods	719,006	786,235
Product on consignment	913,068	806,513
Total Inventory	4,136,174	4,261,552
Less: Provision for obsolescence	(166,872)	(136,359)
Net Inventory	$3,969,302	$4,125,193

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2008 and December 31, 2007, the Company had payables due to related parties in the amount of $50,561 and $94,939, respectively. These amounts are due on demand and do not accrue interest.

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

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $3.1 million at June 30, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $6.1 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. The Company has U.S. net operating loss carryforwards of approximately $2.4 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

NOTE 7 - NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company.

The following schedule summarizes the Company’s debt obligations and respective balances:

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	June 30,	December 31,
	2008	2007
Short-term note payable to a municipality, interest at 1.8%,
due on demand, unsecured	$72,761	$68,360
Short-term note payable to a finance bureau, interest at
4.5%, matured January 2003, unsecured	74,990	70,455
Short-term note payable to a bank, interest at 7.47%, matures
April 2009, secured by property	3,638,057	-
Short-term note payable to a bank, interest at 6.57%, matures
November 2008, secured by property	727,611	-
Short-term note payable to a bank, interest at 6.12%, matured
March 2008, secured by land use rights	-	1,367,222
Short-term note payable to a bank, interest at 6.39%, matured
March 2008, secured by property		3,418,056
Short-term note payable to a government development zone
interest at 2.43%, matured November 2007, secured by property	218,283	410,167
Total short-term notes payable	$4,731,702	$5,334,260

	June 30,	December 31,
	2008	2007
Long-term note payable to a bank, interest at 7.72%, matures
August 2009, secured by shareholder	$6,694,025	$6,836,111
Long-term note payable to a bank, interest at 8.316%, matures
April, 2010	1,455,223	-
Long-term note payable to a bank, interest at 6.57%, matures
March 2010, secured by property	2,910,446	4,101,667
Total long-term debt	11,059,693	10,937,778
Less current maturities of long-term debt	2,910,446	4,101,667
Long-term notes payable, net of current portion	$8,149,248	$6,836,111

Past due notes payable	$3,931,330	$480,622

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

NOTE 9 - STOCKHOLDERS EQUITY

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of June 30, 2008 and December 31, 2007.

The following summarizes the outstanding warrants as of June 30, 2008:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$3.50	6,000	4.3	6,000
$4.20	40,000	4.0	40,000
	43,000		43,000

NOTE 10 - SUBSEQUENT EVENTS

As a result of the investigation into the investigation by the Audit Committee of the Board of Directors of the errors in the accounting for accounts receivable and employee advances as discussed in Note 1, the Company failed to timely file its Quarterly report on Form 10-Q for the quarter ended June 30, 2008 with the Securities and Exchange Commission, on August 21, 2008 it received a deficiency letter from the American Stock Exchange (“AMEX”) stating that the Company was no longer in compliance with their listing standards. In order to maintain its AMEX listing, the Company had to submit a plan by September 12, 2008, outlining actions the Company had taken, or will take, to regain compliance with the continued listing standards of AMEX, including submission of all required Securities and Exchange Commission filings, by no later than November 19, 2008.

Pursuant to the Deficiency Letter, if AMEX were to determine that the Company made a reasonable demonstration in the Plan of an ability to regain compliance with all applicable continued listing standards by November 19, 2008, AMEX would accept the Plan. The Plan was submitted by the Company and AMEX accepted the Plan on November 5, 2008. If the Company does not make adequate progress and complete the actions outlined in the Plan by November 19, 2008, AMEX will initiate delisting proceedings against the Company. The Company can provide no assurances that it will regain compliance with AMEX’s continued listing requirements, and its failure to do so could result in the delisting of the Company’s common stock from AMEX.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 65% of our sales for the six months ended June 30, 2008.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. Less than 5% of sales of Xuesaitong Soft Capsules are sold to military hospitals through China’s military procurement system, while over 95% of sales are made to non-military hospitals through distributors. Our three largest distributors are Yunnan Province Pharmaceutical, LTD., Beijing Ai’xin Weiye Medicine, LTD, and Nanyang Jikang Medicine LTD, all of which accounted for 6.52%, 5.92% and 5.88% of our sales, respectively, for the six months ended June 30, 2007.

Our marketing team maintains sales offices or agents in approximately 20 provinces throughout China. The sales network covers approximately 186 cities and is staffed by approximately 410 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics.

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

Recent Events

During August 2008, the Company was informed by its auditing firm that the December 31, 2007 consolidated financial statements needed to be revised to correct certain errors related to accounts and notes receivable and advances to employees. The Audit Committee of the Board of Directors (the “Audit Committee”) commenced an internal investigation which focused on the reported errors.

On August 22, 2008 and September 12, 2008, the Company issued Current Reports on Form 8-K and Form 8-K/A, respectively, announcing a pending internal investigation being conducted by the Audit Committee based on preliminary information received from Hansen, Barnett & Maxwell, P.C. (“HBM”), the independent registered public accounting firm of the Company, regarding errors in the accounting for certain sales representative commission advances and trade receivables, the Company’s internal controls, the Company’s personnel involved and related matters. The errors concern cash transaction journal entries in which uncollected trade accounts and notes receivables were credited (i.e., deemed paid) and corresponding cash debits (i.e., cash deemed received) were recorded, and in connection therewith, corresponding cash credits (deemed decreases) and debits (deemed increases) to other receivables from sales representatives were recorded. The effect of the incorrect entries was to improperly reflect the aging of the Company’s trade accounts and notes receivables and to understate the Company’s bad debt allowance. These errors resulted in the understatement of general and administrative expenses (the line item that includes bad debt allowance) and the resultant overstatement of net income and earnings per share. The errors also resulted in an overstatement of the deferred tax asset, which could adversely affect future operations and profit levels on a continuing basis.

As a result of the investigation by the Audit Committee of the errors in the accounting for accounts receivable and employee advances, the Company failed to timely file its Quarterly report on Form 10-Q for the quarter ended June 30, 2008 with the Securities and Exchange Commission. On August 21, 2008, the Company received a deficiency letter from the American Stock Exchange (“AMEX”) stating that the Company was no longer in compliance with their listing standards. In order to maintain its AMEX listing, the Company had to submit a plan by September 12, 2008, outlining actions the Company had taken, or will take, to regain compliance with the continued listing standards of AMEX, including submission of all required Securities and Exchange Commission filings, by no later than November 19, 2008.

Pursuant to the Deficiency Letter, if AMEX were to determine that the Company made a reasonable demonstration in the Plan of an ability to regain compliance with all applicable continued listing standards by November 19, 2008, AMEX would accept the Plan. The Plan was submitted by the Company and AMEX accepted the Plan on November 5, 2008. If the Company does not make adequate progress and complete the actions outlined in the Plan by November 19, 2008, AMEX will initiate delisting proceedings against the Company. The Company can provide no assurances that it will regain compliance with AMEX’s continued listing requirements, and its failure to do so could result in the delisting of the Company’s common stock from AMEX.

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

The Company has restated its financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 to correct the accounting errors. The fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 were the only periods found to have been impacted by the accounting errors. HBM has advised that there would be no need for the Company to restate its previously filed financial statements for the interim periods contained in the Company’s Forms 10-QSB for the fiscal quarters ended June 30, 2007 and September 30, 2007 (as originally indicated by HBM) and that those statements may be relied upon. For further information regarding the effect of the Restatement on Fiscal Year 2007, see the Company’s Form 10-KSB/A, filed with the SEC on November 14, 2008.

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

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less. We do not have any restricted cash as of June 30, 2008. We did not enter into any hedge contracts during any of the periods presented.

Accounts Receivable and Allowance for Doubtful Accounts - Trade receivables and employee advances are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. Employee advances consist of business advances to employees for travel and related expenses and various prepaid expenses mainly for market development. As time passes from when advances are made to employees for travel and related expenses, we will create an allowance for these older receivables as the likelihood of collection from each particular employees decreases as their respective advances age. We believe that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Advertising Expense - We expense advertising costs as incurred.

Research and Development Expense - We expense research and development expenses as incurred.

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of June 30, 2008 are comprised of warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. The effect of these warrants is excluded as the effect is antidilutive due to losses to our company. Potentially dilutive securities as of June 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share and warrants to purchase 40,000 shares of common stock at an exercise price of $4.20.

Comprehensive Income - Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Recently Adopted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

Results of Operations

The following table sets forth our statements of operations for the three months ended June 30, 2008 and 2007 in U.S. dollars (unaudited):

	For the three months		Change	Variance
	ended June 30,
	2008	2007
	(in thousands, except earnings per share and share amounts)

Sale of Products	$8,591	$6,356	$2,235	35.16%
Cost of Products Sold	2,988	1,580	1,408	89.11%
Gross profit	5,603	4,776	827	17.32%

Operating Expenses:
Selling expenses	4,036	2,032	2,004	98.62%
General and administrative expenses	2,714	1,389	1,325	95.39%
Research and development expenses	70	2	68	3400%
Total Operating Expenses	6,820	3,423	3,397	99.24%

Income (Loss) from operations	(1,217)	1,353	(2,570)	-190%

Other Income (expenses):
Interest income	2	3	(1)	-33.33%
Non-operating income	76	80	(4)	-5.00%
Interest expense	(435)	(210)	(225)	107%
Non-operating expenses	(65)	(0)	(65)	-%
Net Other Income (Expense)	(422)	(127)	(295)	232%

Income (Loss) Before Income Taxes	(1,639)	1,226	(2,865)	-234%
Benefit from (provision for) income taxes	2	173	(171)	-98.84%
Minority interest in income of subsidiaries	100	(81)	181	-223%
Net Income	(1,537)	1,318	(2,855)	-217%
Foreign currency translation adjustments	217	189	28	14.81%
Comprehensive Income (Loss)	$(1,320)	$1,507	$(2827)	-188%

Earnings (Loss) Per Share
Basic	$(0.08)	$0.07	$(0.15)	-214%
Diluted	$(0.08)	$0.07	(0.15)	-214%

Weighted-average Shares Outstanding
Basic	19,679,400	19,175,004	504,396	2.63%
Diluted	19,679,400	19,228,838	450,562	2.34%

Sale of products: Sale of products for the three months ended June 30, 2008 was approximately $8.6 million, an increase of approximately $2.2 million, or 35%, from $6.4 million for the three months ended June 30, 2007. The increase in sale of products was primarily due to the increase of $0.7 million in the sales of other brand’s non-prescription pharmaceuticals, and approximately $1.5 million increase in the sales of Xusaitong Soft Capsules, cosmetic products, and export of our products.

Cost of products sold: Our costs of products sold for the three months ended June 30, 2008 was approximately $2.99 million, an increase of $1.4 million, or 89%, from approximately $1.58 million for the three months ended June 30, 2007. The increase of cost of products sold is primarily due to the increase in the sales volume of our product. However, the higher purchasing price of other brand’s non-prescription pharmaceuticals caused the total cost of products sold to increase at a rate higher than the increase in sales.

Gross profit: Our gross profit for the three months ended June 30, 2008 was approximately $5.6 million as compared with approximately $4.8 million for the three months ended June 30, 2007. Gross profit as a percentage of revenues was approximately 65% for the three months ended June 30, 2008, a decrease of 10 % from 75% for the three months ended June 30, 2007. The decrease in gross margin percentage was primarily due to the portion of above-mentioned sales of other brand’s product which have a higher purchasing price and thus generated a smaller profit margin. Purchases of these other brand’s products were terminated in the second quarter of 2008.

Selling expense:   Selling expenses were approximately $4.03 million for the three months ended June 30, 2008, an increase of $2 million, or 99%, from $2.03 million for the three months ended June 30, 2007. The primary reasons for the increase were the $1.3 million increase in marketing and advertising of our cosmetic product, the $0.4 million increase in commission paid to sales representatives, and approximately $0.3 million increase in expenses relating to setting up operating centers in major areas.

General and administrative expense: General and administrative expenses were approximately $2.7 million for the three months ended June 30, 2008, an increase of $1.3 million, or 95%, from approximately $1.4 million for the three months ended June 30, 2007. The increase was primarily due to the increase of approximately $0.5 million expense related to our status as a public company with its securities traded on a U.S. national exchange, approximately $0.5 million increase in allowance for doubtful accounts due to the increase of trade receivables aging over one to two years for the three months ended June 30, 2007, and approximately $0.3 million increase in expenses relating to business expansion.

Research and development expense: Research and development expense for the three months ended June 30, 2008 was $70,213 as compared to $2,472 for the period ended June 30, 2007. The increase was primarily due to enhanced new product development.

Net other expense:   Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $423,015 for the three months ended June 30, 2008 and $126,868 for the three months ended June 30, 2007. The increase in net other expenses was primarily due to an increase in the interest expenses on the long term loans.

Net income: Net loss increased to $1.5 million for the three months ended June 30, 2008 as compared to net income of $1.3 million for the three months ended June 30, 2007. Considering the foreign currency translation adjustments of $217,091 and $189,062, for the three months ended June 30, 2008 and 2007, respectively, comprehensive loss of $1.3 million and comprehensive income of $1.5 million was realized for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 and 2007

The following table sets forth our statements of operations for the six months ended June 30, 2008 and 2007 in U.S. dollars (unaudited):

	For the six months		Change	Variance
	ended June 30,
	2008	2007
	(in thousands, except earnings per share and share amounts)

Sale of Products	$14,078	$10,683	$3,394	31.77%
Cost of Products Sold	5,088	2,722	2,365	86.89%
Gross profit	8,990	7,961	1,029	12.93%

Operating Expenses:
Selling expenses	5,677	3,634	2,043	56.22%
General and administrative expenses	5,182	2,363	2,819	119%
Research and development expenses	189	5	184	3680%
Total Operating Expenses	11,048	6,002	5,046	84.07%

Income (Loss) from operations	(2058)	1,959	(4,017)	-205%

Other Income (expenses):
Interest income	5	9	(4)	-44.44%
Non-operating income	339	81	258	319%
Interest expense	(691)	(389)	(302)	77.64%
Non-operating expenses	(139)		(139)
Net Other Income (Expense)	(486)	(299)	(187)	62.54%

Income (Loss) Before Income Taxes	(2,544)	1,660	(4,204)	-253%
Benefit from (provision for) income taxes	-	1,310	(1,310)	-100%
Minority interest in income of subsidiaries	154	(179)	333	-186%
Net Income	$(2,390)	$2,791	$(5,181)	-186%
Foreign currency translation adjustments	690	275	415	151%
Comprehensive Income (Loss)	$(1,700)	$3,066	$(4,766)	-155%

Earnings (Loss) Per Share
Basic	$(0.12)	$0.15	$(0.27)	-180%
Diluted	$(0.12)	$0.15	$(0.27)	-180%

Weighted-average Shares Outstanding
Basic	19,679,400	19,147,356	532,044	2.78%
Diluted	19,679,400	19,200,691	478,709	2.49%

Sale of products: Sale of products for the six months ended June 30, 2008 was approximately $14.08 million, an increase of approximately $3.38 million, or 32%, from approximately $10.7 million for the six months ended June 30, 2007. The increase in sale of products was primarily due to the increase of the sales of our primary product, other brand’s non-prescription pharmaceuticals and cosmetic products, and the increase in the export of our products.

Cost of products sold:  Our costs of products sold for the six months ended June 30, 2008 was approximately $5.09 million, an increase of approximately $2.37 million, or 87%, from approximately $2.72 million for the six months ended June 30, 2007. The increase of cost of products sold is primarily due to the increase in the sales volume of our product. However, as mentioned above, the higher purchasing price of other brand’s non-prescription pharmaceuticals caused the total cost of products sold to increase at a rate higher than the increase in sales.

Gross profit: Our gross profit for the six months ended June 30, 2008 was approximately $8.99 million as compared with approximately $7.96 million for the six months ended June 30, 2006. Gross profit as a percentage of revenues was approximately 64% for the six months ended June 30, 2008, a decrease of approximately 11 % from 75% for the six months ended June 30, 2007. The decrease in gross margin percentage was primarily due to the portion of above-mentioned sales of other brand’s product which have a higher purchasing price and thus generated a smaller profit margin. Purchases of these other brand’s products were terminated in the second quarter of 2008.

Selling expense:   Selling expenses were approximately $5.68 million for the six months ended June 30, 2008, an increase of $2.04 million, or 56%, from approximately $3.63 million for the six months ended June 30, 2007. The primary reasons for the increase were the $1.3 million increase in marketing and advertising of our cosmetic product and the $0.4 million increase in commission paid to sales representatives.

General and administrative expense: General and administrative expenses were $5.18 million for the six months ended June 30, 2008, an increase of $2.8 million, or 119%, from approximately $2.36 million for the six months ended June 30, 2007. The increase was primarily due to the increase of the expenses related to our status as a public company with its securities traded on a U.S. national exchange, the expenses relating to business expansion, and the allowance for doubtful accounts due to the increase of trade receivables aging over one to two years for the six months ended June 30, 2007.

Research and development expense: Research and development expense for the six months ended June 30, 2008 was $189,189 as compared to $5,349 for the six months ended June 30, 2007. The increase was primarily due to enhance new product development.

Net other expense:   Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was approximately $485,940 for the six months ended June 30, 2008 as compared to approximately $299,371 for the six months ended June 30, 2007. The increase in net other expense was primarily due to an increase in the interest expenses on the long term loans, offset by increased income from research and development activities.

Benefits from (Provision for) income taxes: There is almost no benefits from income taxes for the six months ended June 30, 2008 as compared to a provision for income tax of approximately $1.31 million for the six months ended June 30, 2007. On March 15, 2007, one of our major subsidiaries, Shenghuo Medicine Co., Ltd., was granted an approval of their application by the PRC government for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Shenghuo Medicine Co., Ltd. recognized an aggregate of $1,099,401 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2007.

Net income: Net loss increased to $2.39 million for the six months ended June 30, 2008 as compared to approximately $2.79 million net income for the six months ended June 30, 2007. Considering the foreign currency translation adjustments of $690,073 and $274,797, for the six months ended June 30, 2008 and 2007, respectively, comprehensive loss of $1.7 million and comprehensive income of $3.07 million was realized for the six-months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

General - As of June 30, 2008, we had cash and cash equivalents of $744,575. We have historically financed our business operations through bank loans. As of June 30, 2008, we had borrowed from banks and other institutions and had amounts of approximately $4.7 million in short-term notes payable. As of June 30, 2008, we had also borrowed $2.9 million in our current portion of long-term debt. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below which is secured by a pledge by Lan's International Medicine Investment Co Ltd. (“LIMI”) of its shareholding in China Shenghuo (KUN). For the six months ending June 30, 2008, the net decrease in cash and cash equivalents was $2 million as compared to June 30, 2007.

The Company’s notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes our debt obligations and respective balances:

	June 30,	December 31,
	2008	2007
Short-term note payable to a municipality, interest at 1.8%,
due on demand, unsecured	$72,761	$68,360
Short-term note payable to a finance bureau, interest at
4.5%, matured January 2003, unsecured	74,990	70,455
Short-term note payable to a bank, interest at 7.47%, matures
April 2009, secured by property	3,638,057	-
Short-term note payable to a bank, interest at 6.57%, matures
November 2008, secured by property	727,611	-
Short-term note payable to a bank, interest at 6.12%, matured
March 2008, secured by land use rights	-	1,367,222
Short-term note payable to a bank, interest at 6.39%, matured
March 2008, secured by property		3,418,056
Short-term note payable to a government development zone
interest at 2.43%, matured November 2007, secured by property	218,283	410,167
Total short-term notes payable	$4,731,702	$5,334,260

	June 30,	December 31,
	2008	2007
Long-term note payable to a bank, interest at 7.72%, matures
August 2009, secured by shareholder	$6,694,025	$6,836,111
Long-term note payable to a bank, interest at 8.316%, matures
April, 2010	1,455,223	-
Long-term note payable to a bank, interest at 6.57%, matures
March 2010, secured by property	2,910,446	4,101,667
Total long-term debt	11,059,693	10,937,778
Less current maturities of long-term debt	2,910,446	4,101,667
Long-term notes payable, net of current portion	$8,149,248	$6,836,111

Past due notes payable	$3,931,330	$480,622

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

The following table provides summary information about net cash flow for the six months ended June 30, 2008 and 2007:

	Cash Flow
	Six months ended June 30,
	2008	2007
	(unaudited, in thousands)

Net cash provided by (used in) operating activities	$(556)	$(2,458)

Net cash provided by (used in) investing activities	(50)	(208)

Net cash provided by (used in) financing activities	(1,579)	799

Cash and Cash Equivalents at End of Period	$745	$1,878

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2008 was $556,090, as compared to cash used in operating activities of $2,457,601 for the six months ended June 30, 2007. These results are comprised of: (i) cash flow generated from a decrease in accounts and notes receivable, employee advances and inventory, and an increase from taxes and related payables; (ii) cash used because of net loss, excluding non-cash and other reconciling items, which include the add-back of depreciation and amortization, deferred income taxes, and other non-cash items (primarily the provision for doubtful accounts and periodic pension costs), and a decrease in accrued expenses.

Investing Activities: Net cash used in investing activities was $49,856 for the six months ended June 30, 2008, as compared to net cash provided of $207,687 for the six months ended June 30, 2007. The increase in net cash used was primarily a result of increase in capital expenditure.

Financing Activities: Net cash used in financing activities was $1.58 million for the six months ended June 30, 2008 compared to net cash $798,667 provided by financing activities for the six months ended June 30, 2007. The decrease in cash provided was primarily due to decreased proceeds from short and long-term loans and issuance of common stock offset by lower payments on short and long-term loans during the six months ended June 30, 2008.

Working Capital

As of June 30, 2008, our accounts receivable (less allowance for doubtful accounts of $6.47 million) were $ 9.23 million, a decrease of $1.34 million, or 13% over accounts receivable of $10.57 million as of December 31, 2007. The collection period typically runs from six months to one year, considering the relatively long collection period in our industry.

Our company normally requires one to two months to deliver products once the order is placed. Inventory has slightly decreased by $155,891 for the six months ended June 30, 2008. Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

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

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of June 30, 2008, our advance payments to our suppliers totaled approximately $681,391. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. We cannot assure that such funding will be available. As of June 30, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

Current and long-term employee advances (net of allowances for doubtful accounts) were approximately $9.47 million at June 30, 2008 and $8.76 million as of December 31, 2007, an increase of approximately $0.71 million or 8%. The increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of June 30, 2008, the gross amount of employee advances was approximately $11.6 million and as of December 31, 2007 it was approximately $11.21 million, an increase of approximately $0.4 million in that six-month period. Beginning in September 2006, we began to employ more sales representatives and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of employee advances, we, in compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of current and long-term employee advances for the years ended December 31, 2007 and 2006 and the six months ended June 30, 2008.

	For the year ended December 31, 2006	For the year ended December 31, 2007	For the six months ended June 30, 2008

Gross amount of employee accounts	$4,559,471	$11,210,921	$11,609,017
Allowance for doubtful accounts	1,429,426	2,447,073	2,142,902
Net amount	$3,130,045	$8,763,848	$9,466,115

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