Form 10-Q
period 2008-09-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2008-11-19
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-33537

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2903562
(State or Other Jurisdiction of Incorporation or Organization)	(IR.S. Employer Identification No.)

No. 2, Jing You Road, Kunming National Economy & Technology Developing District People’s Republic of China 650217	N/A
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of November 18, 2008.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
		As Restated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,080,724	$2,800,641
Accounts and notes receivable, less allowance for doubtful accounts of $6,814,980 and $3,218,661, respectively	8,542,803	10,567,672
Employee advances, less allowance for doubtful accounts of $23,884 and $729,995, respectively	10,302,878	8,249,806
Advances to suppliers	776,438	669,858
Inventory, net of reserve for obsolescence of $130,088 and $136,359, respectively	4,060,925	4,125,193
Receivable from related parties	94,461	27,555
Other current assets	17,500	159,657
Total Current Assets	24,875,729	26,600,382
Property, plant and equipment, net of accumulated depreciation of $5,148,741 and $4,247,993, respectively	7,687,342	7,573,204
Intangible assets, net of accumulated amortization of $61,913 and $42,957, respectively	675,406	648,090
Long-term employee advances, less allowance for doubtful accounts of $881,198 and $1,717,078, respectively	544,320	514,042
TOTAL ASSETS	$33,782,797	$35,335,718

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,465,178	$745,514
Accrued expenses	1,649,091	2,017,748
Deposits	3,623,968	3,439,892
Payable to related parties	236,632	94,939
Short-term notes payable	4,743,230	5,334,260
Advances from customers	249,782	119,287
Taxes and related payables	571,113	855,084
Current portion of long-term debt	8,460,854	4,101,667
Total Current Liabilities	20,999,848	16,708,391
Long-Term Debt	2,625,782	6,836,111
Total Liabilities	23,625,630	23,544,502

Minority Interest in Net Assets of Subsidiaries	336,923	479,318

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 19,679,400 outstanding , respectively	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Statutory reserves	147,023	147,023
Retained earnings	1,803,494	4,039,337
Accumulated other comprehensive income, foreign currency translation	1,673,832	929,643
Total Stockholders' Equity	9,820,244	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,782,797	$35,335,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sale of Products	$7,281,384	$4,201,613	$21,359,149	$14,884,955
Cost of Products Sold	1,973,865	1,039,578	7,061,446	3,761,754
Gross Profit	5,307,519	3,162,035	14,297,703	11,123,201

Operating Expenses:
Selling expense	2,989,486	1,545,554	8,666,561	5,179,968
General and administrative expense	1,819,573	341,372	7,001,410	2,703,843
Research and development expense	66,052	5,371	255,241	10,720
Total Operating Expenses	4,875,111	1,892,297	15,923,212	7,894,531

Income (Loss) from Operations	432,408	1,269,738	(1,625,509)	3,228,670

Other Income (Expense):
Interest income	588	5,446	5,701	14,712
Income from research and development activities	5,745	384	344,370	81,388
Interest expense	(272,002)	(275,514)	(963,198)	(665,155)
Non-operating expenses	(330)	-	(138,812)	-
Net Other Expense	(265,999)	(269,684)	(751,939)	(569,055)

Income (Loss) Before Income Taxes	166,409	1,000,054	(2,377,448)	2,659,615
Benefit from (provision for) income taxes	(4,471)	(86,861)	(4,484)	1,223,386
Minority interest in income of subsidiaries	(7,652)	(45,552)	146,089	(224,348)
Net Income (Loss)	$154,286	$867,641	$(2,235,843)	$3,658,653
Foreign currency translation adjustment	54,116	174,392	744,189	449,189
Comprehensive Income (Loss)	$208,402	$1,042,033	$(1,491,654)	$4,107,842

Earnings (Loss) Per Share
Basic	$0.01	$0.04	$(0.11)	$0.19
Diluted	$0.01	$0.04	$(0.11)	$0.19
Weighted-Average Shares Outstanding
Basic	19,679,400	19,579,400	19,679,400	19,292,953
Diluted	19,679,400	19,635,898	19,679,400	19,345,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(2,235,843)	$3,658,653
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	619,402	503,559
Deferred income taxes	-	(109,382)
Minority interest in (loss) income of subsidiaries	(146,089)	224,348
Warrants issued for services	-	19,968
Change in current assets and liabilities:
Accounts and notes receivable	2,676,328	(2,168,849)
Employee advances	(1,465,805)	(3,472,425)
Advances to suppliers	(60,460)	(347,767)
Inventory	333,486	(1,684,096)
Other current assets	143,282	(212,717)
Accounts payable	655,989	550,162
Accrued expenses and deposits	(538,712)	1,619,494
Advances from customers	119,991	(160,826)
Taxes and related payables	(334,217)	(2,344,511)
Net Cash Used in Operating Activities	(232,648)	(3,924,389)

Cash Flows from Investing Activities:
Receivable from related parties	(3,957)	13,198
Restricted cash	-	366,485
Capital expenditures	(218,780)	(96,833)
Net Cash Provided by (Used in) Investing Activities	(222,737)	282,850

Cash Flows from Financing Activities:
Payable to related parties	87,385	(324,450)
Proceeds from short and long-term loans	5,715,216	17,978,676
Payments on short and long-term loans	(7,215,461)	(15,350,496)
Issuance of common stock for cash	-	1,094,381
Net Cash Provided by (Used in) Financing Activities	(1,412,860)	3,398,111

Effect of exchange rate changes on cash	148,328	136,927
Net Change in Cash and Cash Equivalents	(1,719,917)	(106,501)
Cash and Cash Equivalents at Beginning of Period	2,800,641	3,691,438
Cash and Cash Equivalents at End of Period	$1,080,724	$3,584,937

Supplemental Information
Cash paid for interest	$963,198	$606,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc., (formerly known as SRKP 8, Inc.) (the “Company” or the “Parent” or the “Group”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007, as amended.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

As a result, the Company has restated its consolidated balance sheet for December 31, 2007 to correct the errors related to accounts and notes receivable and advances to employees. See Note 10. The errors also affected the realization of the deferred tax asset creating a valuation allowance that was caused by unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years.

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

NOTE 2 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business– The Company and its subsidiaries designs, develops, markets, exports and sells pharmaceutical, nutritional supplements and cosmetic products throughout PRC and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and management evaluates each subsidiary as a separate entity.

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

In September 2006, Shenghuo, which is the 93.75%-owned subsidiary of the Company, formed Kunming Beisheng Science and Technology Development Company, Ltd. (“Beisheng”), under the laws of the PRC as its partially owned subsidiary for the purpose of doing research and development on bio-tech products, health-care products and cosmetics, the importation and exportation of medicines and equipment and the development of pharmaceutical technologies. Upon formation, Shenghuo owned 70% of Beishing. In August 2007, Shenghuo established a new subsidiary named Pingbian Shenghuo Nanyao Development Co., LTD. (“Pingbian Shenghuo”). Pingbian Shenghuo was organized under the laws of the PRC, has a registered capital of RMB 1,000,000 and Shenghuo holds 100% of the equity interest of Pingbian Shenghuo. The scope of operation of Pingbian Shenghuo is to produce and refine the raw materials, such as Sanchi, that are needed to produce our products. There were no material operations for Beisheng or Pingbian Shenghuo for the nine months ended September 30, 2008.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts– Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. The Company believes that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold. Notes receivable represent bank drafts that are non-interest bearing and due within six months. Such bank drafts have been arranged with third-party financial institutions by certain customers to settle their purchases from us.

Employee Advances– Employee advances are presented net of an estimated allowance for doubtful advances. As time passes from when advances are made to employees for travel and related expenses, the Company will create an allowance for these older receivables as the likelihood of collection from each particular employee decreases as their respective advances age. Long-term employee advances are not expected to be realized in the current operating period.

Advances to Suppliers and Advances from Customers– As is customary in the PRC, the Company will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Basic and Diluted Earnings(Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of September 30, 2008 are comprised of warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. The effect of these warrants is excluded from the computation as of September 30, 2008 as the effect is antidilutive due to the exercise price exceeding the market price. Dilutive securities as of September 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share., warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50.

Comprehensive Income (Loss)– Other comprehensive income (loss) presented in the condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Advertising Expense – The Company expenses advertising costs as incurred. Advertising costs for the nine months ended September 30, 2008 and 2007 were $1,442,095 and $22,538, respectively.

Business Condition and Liquidity– Although the Company has a history of positive income, working capital and retained earnings, the Company incurred losses during the nine months ended September 30, 2008 of $2,235,843 which has resulted in a use of cash from operations of $232,648. The Company has expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing in fiscal 2008. In addition, the Company has been forced to give significant attention to the internal investigation conducted by the Audit Committee and may have to address class action lawsuits that have been commenced due to the Company’s restatement discussed above and the related delay in filing its Form 10-Q for the second quarter of 2008 with the Securities and Exchange Commission. The Company believes that it will remedy these matters and will be able to return to its normal operations in the near future, including being in full compliance with the Securities and Exchange Commission filing requirements and the rules of the NYSE Alternext US LLC (formerly the American Stock Exchange) but the Company can not give any assurance that this will be the case.

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

NOTE 4 – INVENTORY

Inventory is stated at weighted average cost and consisted of the following:

	September 30,	December 31,
	2008	2007

Raw materials	$1,146,836	$871,425
Work-in-process	1,300,734	1,797,379
Finished goods	709,358	786,235
Product on consignment	1,034,085	806,513
Total Inventory	4,191,013	4,261,552
Less: Provision for obsolescence	(130,088)	(136,359)
Net Inventory	$4,060,925	$4,125,193

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2008 and December 31, 2007, the Company had payables due to related parties in the amount of $236,632 and $94,939, respectively. These amounts are due on demand and do not accrue interest.

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

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $3.2 million at September 30, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $6.1 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. The Company has U.S. net operating loss carryforwards of approximately $2.4 million that, if unused, begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

NOTE 7 – NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company.

The following schedule summarizes the Company’s debt obligations and respective balances:

	September 30,	December 31,
	2008	2007
Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$72,938	$68,360
Short-term note payable to a finance bureau, interest at 4.5%, matured January 2003, unsecured	75,173	70,455
Short-term note payable to a bank, interest at 7.47%, matures April 2009, secured by property	3,646,920	-
Short-term note payable to a bank, interest at 6.57%, matures November 2008, secured by property	729,384	-
Short-term note payable to a bank, interest at 6.12%, matured March 2008, secured by land use rights	-	1,367,222
Short-term note payable to a bank, interest at 6.39%, matures April 2009, secured by property	-	3,418,056
Short-term note payable to a government development zone interest at 2.43%, matured November 2007, secured by property	218,815	410,167
Total short-term notes payable	$4,743,230	$5,334,260

	September 30,	December 31,
	2008	2007
Long-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	$6,710,333	$6,836,111
Long-term note payable to a bank, interest at 8.316%, matures April, 2010, secured by property	1,458,768	-
Long-term note payable to a bank, interest at 6.57%, matures March 2010, secured by property	2,917,535	4,101,667
Total long-term debt	11,086,636	10,937,778
Less current maturities of long-term debt	8,460,854	4,101,667
Long-term notes payable, net of current portion	$2,625,782	$6,836,111

Past due notes payable	$293,988	$480,622

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

NOTE 9 – STOCKHOLDERS EQUITY

Statutory Reserves - The Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of September 30, 2008 and December 31, 2007.

The following summarizes the outstanding warrants as of September 30, 2008:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$ 3.50	6,000	4.0	6,000
$ 4.20	40,000	3.8	40,000
	46,000		46,000

NOTE 10 – SUBSEQUENT EVENTS

As a result of the independent investigation by the Audit Committee of the Board of Directors of the errors in the accounting for accounts and notes receivable and employee advances as discussed in Note 1, the Company failed to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 with the Securities and Exchange Commission. On August 21, 2008 the Company received a deficiency letter from the American Stock Exchange (now the NYSE Alternext US LLC) (the “Exchange”) stating that the Company was no longer in compliance with their listing standards and suspending trading of the Company’s common stock on the Exchange. In order to maintain its Exchange listing, the Company had to submit a plan by September 12, 2008, outlining actions the Company had taken, or will take, to regain compliance with the continued listing standards of the Exchange, including submission of all required Securities and Exchange Commission filings, by no later than November 19, 2008. The Plan was timely submitted by the Company and accepted by the Exchange on November 5, 2008. If the Company did not make adequate progress and complete the actions outlined in the Plan by November 19, 2008, the Exchange would have initiated delisting proceedings against the Company.

To date, and as required by the Plan, the Company has filed an amendment to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 to reflect the correction of the accounting errors in those periods, and it has filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008. The Company believes that the filing on November 19, 2008 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 completes the Company’s actions required under the Plan. The Company is awaiting confirmation from the Exchange that it has regained compliance with the Exchange’s listing standards. The Company will request the Exchange to permit its common stock to resume trading as soon as possible. However, the Company can provide no assurances that it has regained compliance with the Exchange’s continued listing requirements, and its failure to do so could result in the suspension or delisting of the Company’s common stock from the Exchange.

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

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, dependence on a single major product, reliance on a small number of suppliers of Sanchi, the possible removal of Xuesaitong Soft Capsules from China’s Insurance Catalogue, the possible need for and inability to raise additional capital, dependence on a few major customers, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the sections entitled “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended, and “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this quarterly report on Form 10-Q.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main roots of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 77% and 70% of our sales for the three and nine months ended September 30, 2008.

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

Xuesaitong Soft Capsules, which are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the State Food and Drug Administration of the People’s Republic of China as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. During the first nine months of 2008, less than 5% of our sales of Xuesaitong Soft Capsules were made to military hospitals through China’s military procurement system, while over 95% of sales were made to non-military hospitals through distributors. Our three largest distributors are Yunnan Province Pharmaceutical, LTD., Beijing Ai’xin Weiye Medicine, LTD, and Nanyang Jikang Medicine LTD, each of which accounted for between 5% and 7% of our sales for the three and nine months ended September 30, 2008.

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

We believe that among the most important economic or industry-wide factors relevant to our growth in the short term are reform of the medical system in China and the adjustment of medicine prices, which will affect the sale of our main product, Xuesaitong Soft Capsules, in hospitals. In order to increase long-term growth, we applied for the designation of Xuesaitong Soft Capsules as a medicine with “good quality worthy of high price,” which we received in February 2007. We believe this designation may help prevent future price reductions and possibly offset revenue decreases in case of declining future sales. Currently, the Chinese government supports the medical system in urban and rural communities. We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. We believe that large increases in medicine sales, even at an average lower price, will ensure the growth of general medical sales over the next few years.

We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. If we fail to raise capital in overseas markets, we will encounter great difficulties as a result of the shortage of working capital. There is potential for growth in production and sales, due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because of the uncertainty of test results and clinical approvals, which relates only to our new products. Over the last three years, the price of the main raw material we use - sanchi - has stabilized and is declining slightly. We will benefit from this trend if it continues.

Recent Events

During August 2008, the Company was informed by its auditing firm that the December 31, 2007 and March 31, 2008 consolidated financial statements needed to be revised to correct certain errors related to accounts and notes receivable and advances to employees. The Audit Committee of the Board of Directors (the “Audit Committee”) commenced an internal investigation which focused on the reported errors.

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

As a result of the investigation by the Audit Committee of the errors in the accounting for accounts receivable and employee advances, the Company failed to timely file its Quarterly report on Form 10-Q for the quarter ended June 30, 2008 with the Securities and Exchange Commission. On August 21, 2008, the Company received a deficiency letter from the American Stock Exchange (now the NYSE Alternext US LLC) (the “Exchange”) stating that the Company was no longer in compliance with their listing standards, and suspending trading of the Company’s common stock on the Exchange. In order to maintain its Exchange listing, the Company had to submit a plan by September 12, 2008, outlining actions the Company had taken, or will take, to regain compliance with the continued listing standards of the Exchange, including submission of all required Securities and Exchange Commission filings, by no later than November 19, 2008. The Plan was timely submitted by the Company and the Exchange accepted the Plan on November 5, 2008. If the Company did not make adequate progress and complete the actions outlined in the Plan by November 19, 2008, the Exchange would have initiated delisting proceedings against the Company.

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

The Company has restated its financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 to correct the accounting errors. The fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 were the only periods found to have been impacted by the accounting errors. HBM has advised that there would be no need for the Company to restate its previously filed financial statements for the interim periods contained in the Company’s Forms 10-QSB for the fiscal quarters ended June 30, 2007 and September 30, 2007 (as originally indicated by HBM) and that those statements may be relied upon. For further information regarding the effect of the restatement of the financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008, see the Company’s Form 10-KSB/A and Form 10-Q/A filed with the SEC on November 14, 2008.

To date, and as required by the Plan, the Company has filed an amendment to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 to reflect the correction of the accounting errors in those periods, and it has filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008. The Company believes that the filing on November 19, 2008 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 completes the Company’s actions required under the Plan. The Company is awaiting confirmation from the Exchange that it has regained compliance with the Exchange’s listing standards. The Company will request the Exchange to permit its common stock to resume trading as soon as possible. However, the Company can provide no assurances that it has regained compliance with the Exchange’s continued listing requirements, and its failure to do so could result in the suspension or delisting of the Company’s common stock from the Exchange.

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

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less. We do not have any restricted cash as of September 30, 2008. We did not enter into any hedge contracts during any of the periods presented.

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

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities as of September 30, 2008 are comprised of warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50. The effect of these warrants is excluded as the effect is antidilutive due to the exercise price exceeding the market price. Dilutive securities as of September 30, 2007 are comprised of warrants to purchase 100,000 shares of common stock at an exercise price of $2.50 per share, warrants to purchase 40,000 shares of common stock at an exercise price of $4.20 and warrants to purchase 6,000 shares of common stock at an exercise price of $3.50.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial condition or results of operation.

Results of Operations

Three Months Ended September 30, 2008 and 2007

The following table sets forth our statements of operations for the three months ended September 30, 2008 and 2007 in U.S. dollars (unaudited):

	For the three months		Change	Variance
	ended September 30,
	2008	2007
	(in thousands, except earnings per share and share amounts)

Sale of Products	$7,281	$4,202	$3,079	73.27%
Cost of Products Sold	1,974	1,040	934	89.81%
Gross profit	5,307	3,162	2,145	67.84%

Operating Expenses:
Selling expenses	2,989	1,546	1,443	93.34%
General and administrative expenses	1,820	341	1,479	434%
Research and development expenses	66	5	61	1,220%
Total Operating Expenses	4,875	1,892	2,983	158%

Income (Loss) from operations	432	1,270	(838)	-65.98%

Other Income (expenses):
Interest income	1	5	(4)	-80.00%
Non-operating income	5	0	5	N/A
Interest expense	(272)	(275)	3	-1.09%
Non-operating expenses	0	(0)	0	N/A
Net Other Income (Expense)	(266)	(270)	4	-1.48%

Income (Loss) Before Income Taxes	166	1,000	(834)	-83.40%
Benefit from (provision for) income taxes	(4)	(87)	83	-95.40%
Minority interest in income of subsidiaries	(8)	(45)	37	-82.22%
Net Income (Loss)	154	868	(714)	-82.26%
Foreign currency translation adjustments	54	174	(120)	-68.97%
Comprehensive Income (Loss)	$208	$1,042	$(834)	-80.04%

Earnings (Loss) Per Share
Basic	$0.01	$0.04	$(0.03)	-75.00%
Diluted	$0.01	$0.04	(0.03)	-75.00%

Weighted-average Shares Outstanding
Basic	19,679,400	19,579,400	100,000	0.51%
Diluted	19,679,400	19,635,898	43,502	0.22%

Sale of products: Sale of products for the three months ended September 30, 2008 was approximately $7.2 million, an increase of approximately $3 million, or 73%, from $4.2 million for the three months ended September 30, 2007. The increase in sale of products was primarily due to the increase of $2.8 million in the sales of our primary product, Xusaitong Soft Capsules, augmented by $0.2 million of increased sales of our non-prescription pharmaceuticals, cosmetic products, and increased export of our products.

Cost of products sold: Our costs of products sold for the three months ended September 30, 2008 was approximately $1.97 million, an increase of $0.93 million, or 89%, from approximately $1.04 million for the three months ended September 30, 2007. The increase of cost of products sold is primarily due to the increase in the sales volume of our product and the increase in cost of the raw material, Sanqi, for our primary product, Xusaitong Soft Capsules.

Gross profit: Our gross profit for the three months ended September 30, 2008 was approximately $5.31 million as compared with approximately $3.16 million for the three months ended September 30, 2007. Gross profit as a percentage of revenues was approximately 73% for the three months ended September 30, 2008, a decrease from 75% for the three months ended September 30, 2007. The decrease in gross margin percentage was primarily due to the increase in the cost of the raw material, Sanqi, for our primary product, Xusaitong Soft Capsules.

Selling expense:   Selling expenses were approximately $2.99 million for the three months ended September 30, 2008, an increase of $1.44 million, or 93%, from $1.55 million for the three months ended September 30, 2007. The primary reasons for the increase were the increase in the commission paid to sales representatives due to increased sales of our primary product and the increase in marketing expenses for our cosmetic product.

General and administrative expense: General and administrative expenses were approximately $1.82 million for the three months ended September 30, 2008, an increase of $1.48 million, or 434%, from approximately $0.34 million for the three months ended September 30, 2007. The increase was primarily due to the increase in expenses related to our status as a public company with its securities traded on a U.S. national exchange (including accounting and legal expenses in connection with the restatement of the Company’s financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008), and the increase in expenses related to business expansion of cosmetic products.

Research and development expense: Research and development expense for the three months ended September 30, 2008 was $66,052 as compared to $5,371 for the period ended September 30, 2007. The increase was primarily to enhance new product development.

Net other expense:   Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $265,999 for the three months ended September 30, 2008 and $269,684 for the three months ended September 30, 2007. The decrease in net other expenses was primarily due to a decrease in interest income as a result of lower cash balances in the bank, offset by an increase in the income from research and development activities which partially offset other expenses.

Net income: Net income decreased to $154,286 for the three months ended September 30, 2008 as compared to net income of $867,641 for the three months ended September 30, 2007. Considering the foreign currency translation adjustments of $54,116 and $174,392, for the three months ended September 30, 2008 and 2007, respectively, comprehensive income of $208,402 and $1.04 million was realized for the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 and 2007

The following table sets forth our statements of operations for the nine months ended September 30, 2008 and 2007 in U.S. dollars (unaudited):

	For the nine months		Change	Variance
	ended September 30,
	2008	2007
	(in thousands, except earnings per share and share amounts)

Sale of Products	$21,359	$14,885	$6,474	43.49%
Cost of Products Sold	7,061	3,762	3,299	87.69%
Gross profit	14,298	11,123	3,175	28.54%

Operating Expenses:
Selling expenses	8,667	5,180	3,487	67.32%
General and administrative expenses	7,001	2,703	4,298	159%
Research and development expenses	255	11	244	2,218%
Total Operating Expenses	15,923	7,894	8,029	102%

Income (Loss) from operations	(1,625)	3,229	(4,854)	-150%

Other Income (expenses):
Interest income	6	15	(9)	-60%
Non-operating income	344	81	263	325%
Interest expense	(963)	(665)	(298)	44.81%
Non-operating expenses	(139)		(139)	N/A
Net Other Income (Expense)	(752)	(569)	(183)	32.16%

Income (Loss) Before Income Taxes	(2,377)	2,660	(5,037)	-189%
Benefit from (provision for) income taxes	(5)	1,223	(1,228)	-100%
Minority interest in income of subsidiaries	146	(224)	370	-165%
Net Income	$(2,236)	$3,659	$(5,895)	-161%
Foreign currency translation adjustments	744	449	295	65.70%
Comprehensive Income (Loss)	$(1,492)	$4,108	$(5,600)	-136%

Earnings (Loss) Per Share
Basic	$(0.11)	$0.19	$(0.30)	-160%
Diluted	$(0.11)	$0.19	$(0.30)	-160%

Weighted-average Shares Outstanding
Basic	19,679,400	19,292,953	386,447	2.00%
Diluted	19,679,400	19,345,401	333,999	1.73%

Sale of products: Sale of products for the nine months ended September 30, 2008 was approximately $21.35 million, an increase of approximately $6.47 million, or 43.49%, from approximately $14.88 million for the nine months ended September 30, 2007. The increase in sale of products was primarily due to the increase of the sales of our primary product, other brand’s non-prescription pharmaceuticals, and cosmetic products, and the increase in the export of our products.

Cost of products sold:  Our costs of products sold for the nine months ended September 30, 2008 was approximately $7.06 million, an increase of approximately $3.30 million, or 87.69%, from approximately $3.76 million for the nine months ended September 30, 2007. The increase of cost of products sold is primarily due to the increase in the sales volume of our product and the increase in the purchasing price of the raw material, Sanqi, of our primary product, Xusaitong Soft Capsules. Moreover, the higher purchasing price of other brand’s non-prescription pharmaceuticals caused the total cost of products sold to increase at a rate higher than the increase in sales.

Gross profit: Our gross profit for the nine months ended September 30, 2008 was approximately $14.3 million as compared with approximately $11.1 million for the nine months ended September 30, 2007. Gross profit as a percentage of revenues was approximately 67% for the nine months ended September 30, 2008, a decrease from 75% for the nine months ended September 30, 2007. The decrease in gross margin percentage was primarily because in the first and second quarter of 2008, there were sales of other brand’s products which have a higher purchasing price and thus generated a smaller profit margin.

Selling expense:   Selling expenses were approximately $8.67 million for the nine months ended September 30, 2008, an increase of $3.49 million, or 67%, from approximately $5.18 million for the nine months ended September 30, 2007. The primary reasons for the increase were the increase in marketing and advertising of our cosmetic product and the increase in commission paid to sales representatives.

General and administrative expense: General and administrative expenses were $7 million for the nine months ended September 30, 2008, an increase of $4.3 million, or 159%, from approximately $2.7 million for the nine months ended September 30, 2007. The increase was primarily due to the increase of the expenses related to our status as a public company with its securities traded on a U.S. national exchange, the expenses relating to business expansion, and the allowance for doubtful accounts due to the increase of trade receivables aging over one to two years for the nine months ended September 30, 2008.

Research and development expense: Research and development expense for the nine months ended September 30, 2008 was $255,241 as compared to $10,720 for the nine months ended September 30, 2007. The increase was primarily due to enhance new product development.

Net other expense:   Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was approximately $751,939 for the nine months ended September 30, 2008 as compared to approximately $569,055 for the nine months ended September 30, 2007. The increase in net other expense was primarily due to an increase in the interest expenses on the long term loans and an increase in non-operating expenses due to donations to hospitals and other parties and losses on damaged pharmaceuticals purchased from other brands, offset by increased income from research and development activities.

Benefits from (Provision for) income taxes: There is $4,484 provision for income taxes for the nine months ended September 30, 2008 as compared to a benefit from income tax of approximately $1.2 million for the nine months ended September 30, 2007. On March 15, 2007, one of our major subsidiaries, Shenghuo Medicine Co., Ltd., was granted an approval of their application by the PRC government for relief of income taxes for the years ended December 31, 2006 and 2005. As a result, Shenghuo Medicine Co., Ltd. recognized an aggregate of $1,099,401 in income taxes that are no longer payable as of March 15, 2007. The amount has been recognized under the caption “Benefit from (provision for) income taxes” in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2007.

Net income (loss): Net loss was $2.24 million for the nine months ended September 30, 2008 as compared to approximately $3.66 million net income for the nine months ended September 30, 2007. Considering the foreign currency translation adjustments of $744,189 and $449,189, for the nine months ended September 30, 2008 and 2007, respectively, comprehensive loss of $1.49 million and comprehensive income of $4.11 million was realized for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

General - As of September 30, 2008, we had cash and cash equivalents of $1.08 million. We have historically financed our business operations through bank loans. As of September 30, 2008, we had borrowed from banks and other institutions and had approximately $4.7 million in short-term notes payable outstanding. As of September 30, 2008, we had also borrowed $8.5 million which is reflected in our current portion of long-term debt. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below, which is secured by a pledge by Lan's International Medicine Investment Co Ltd. (“LIMI”) of its shareholding in China Shenghuo (KUN). For the nine months ending September 30, 2008, the net decrease in cash and cash equivalents was $1.72 million as compared to December 31, 2007.

Our notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. If we are unable to repay or renegotiate our debt when due, we may default on our obligations. In view of the current credit market conditions, we may be unable to renegotiate our current obligations or obtain additional financing on favorable terms, if at all, which would have a material adverse effect on our financial condition. The following schedule summarizes our debt obligations and respective balances:

	September 30,	December 31,
	2008	2007
Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$72,938	$68,360
Short-term note payable to a finance bureau, interest at 4.5%, matured January 2003, unsecured	75,173	70,455
Short-term note payable to a bank, interest at 7.47%, matures April 2009, secured by property	3,646,920	-
Short-term note payable to a bank, interest at 6.57%, matures November 2008, secured by property	729,384	-
Short-term note payable to a bank, interest at 6.12%, matured March 2008, secured by land use rights	-	1,367,222
Short-term note payable to a bank, interest at 6.39%, matures April 2009, secured by property	-	3,418,056
Short-term note payable to a government development zone interest at 2.43%, matured November 2007, secured by property	218,815	410,167
Total short-term notes payable	$4,743,230	$5,334,260

	September 30,	December 31,
	2008	2007
Long-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	$6,710,333	$6,836,111
Long-term note payable to a bank, interest at 8.316%, matures April, 2010, secured by property	1,458,768	-
Long-term note payable to a bank, interest at 6.57%, matures March 2010, secured by property	2,917,535	4,101,667
Total long-term debt	11,086,636	10,937,778
Less current maturities of long-term debt	8,460,854	4,101,667
Long-term notes payable, net of current portion	$2,625,782	$6,836,111

Past due notes payable	$293,988	$480,622

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

The following table provides summary information about net cash flow for the nine months ended September 30, 2008 and 2007:

	Cash Flow
	Nine months ended September 30,
	2008	2007
	(unaudited, in thousands)

Net cash provided by (used in) operating activities	$(233)	$(3,924)

Net cash provided by (used in) investing activities	(223)	283

Net cash provided by (used in) financing activities	(1,413)	3,398

Cash and Cash Equivalents at End of Period	$1,081	$3,585

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2008 was $232,648, as compared to cash used in operating activities of $3,924,389 for the nine months ended September 30, 2007. These results are mainly comprised of: (i) cash flow generated from a decrease in accounts and notes receivable and inventory, and an increase in accounts payable and advances from customers; (ii) a decrease in cash used in employee advances, accrued expenses and taxes and related payables; (iii) an increase in cash used because of net loss, excluding non-cash and other reconciling items, which include the add-back of depreciation and amortization, deferred income taxes, and other non-cash items (primarily the minority interest in (loss) income of subsidiaries).

Investing Activities: Net cash used in investing activities was $222,737 for the nine months ended September 30, 2008, as compared to net cash provided of $282,850 for the nine months ended September 30, 2007. The increase in net cash used was primarily a result of increase in capital expenditure and a decrease in restricted cash.

Financing Activities: Net cash used in financing activities was $1.41 million for the nine months ended September 30, 2008 compared to net cash $3.40 million provided by financing activities for the nine months ended September 30, 2007. The decrease in cash provided by financing activities was primarily due to decreased proceeds from short and long-term loans and issuance of common stock offset by lower payments on short and long-term loans during the nine months ended September 30, 2008.

Working Capital

As of September 30, 2008, our accounts receivable were $ 8.54 million (net of allowance for doubtful accounts of $6.81 million), a decrease of $3.76 million, or 36% from accounts receivable of $10.57 million (net of allowance for doubtful accounts of $3.22 million) as of December 31, 2007. The collection period typically runs from six months to one year, considering the relatively long collection period in our industry.

Our company normally requires one to two months to deliver products once the order is placed. Inventory has slightly decreased by $333,486 for the nine months ended September 30, 2008. Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

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

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of September 30, 2008, our advance payments to our suppliers totaled approximately $776,438. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions or for the operation of the combined companies. We cannot assure that such funding will be available. As of September 30, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

Current and long-term employee advances (net of allowances for doubtful accounts) were approximately $10.85 million at September 30, 2008 and $8.76 million as of December 31, 2007, an increase of approximately $2.09 million or 24%. The increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of September 30, 2008, the gross amount of employee advances was approximately $11.75 million and as of December 31, 2007 it was approximately $11.21 million, an increase of approximately $0.54 million in that nine month period. Beginning in September 2006, we began to employ more sales representatives and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of employee advances, we, in compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of current and long-term employee advances for the years ended December 31, 2007 and 2006 and the nine months ended September 30, 2008.

	For the year ended December 31, 2006	For the year ended December 31, 2007	For the nine months ended September 30, 2008

Gross amount of employee accounts	$4,559,471	$11,210,921	$11,752,280
Allowance for doubtful accounts	1,429,426	2,447,073	905,082
Net amount	$3,130,045	$8,763,848	$10,847,198

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

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 70% of our revenues;
•	our reliance on a few suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;
•	our ability to develop and market new products;
•	our increasing employee advances;
•	our ability to establish and maintain a strong brand;
•	costs and expenses related to expansion of retail distribution of products;
•	continued maintenance of certificates, permits and licenses required to conduct business in China;
•	protection of our intellectual property rights;
•	market acceptance of our products;
•	changes in the laws of the PRC that affect our operations;
•	any recurrence of severe acute respiratory syndrome or avian flu;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	development of a public trading market for our securities;
•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;
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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2008, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2008 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, our CEO concluded that there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in U.S. GAAP and Securities and Exchange Commission rules and regulations such as those deficiencies that resulted in the accounting errors for trade receivables and employee advances that caused us to restate our financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008. Although our accounting staff is basically professional and experienced in accounting requirements and procedures generally accepted in the PRC, our CEO has determined that they require additional training and assistance in U.S. GAAP matters.

We are in the process of improving our controls and procedures in an effort to remediate these deficiencies through improving supervision, education and training of our accounting staff. In order to correct the foregoing material weaknesses, as previously reported, we have taken the following remediation measures prior to the beginning of the third quarter of 2008: (1) we now maintain a separate, independent set of accounting records for the parent company to record all U.S. GAAP audit adjustments along with the local GAAP accounting records so as to reconcile our records according to U.S. GAAP; (2) we have commenced necessary training and engaged external professional accounting and consultancy firms to assist us in the preparation of the U.S. GAAP financial statements; and (3) we have established an internal audit function to strengthen the overall internal control environment and the current skill and experience mix of the internal audit staff. To ensure that the internal audit function becomes an effective monitoring component of our internal control framework, we are in the process of preparing an internal audit manual, and implementing enhanced audit planning and the sufficient training and development of the internal audit team. Moreover, we have begun the recruitment process to strengthen the overall effectiveness of the team and to oversee the implementation of our enhanced internal controls over financial reporting.

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

In this regard, during the third quarter of 2008, we have completed the draft of the updated policies and procedures for training and discussion at all involved levels. We plan to finalize these policies and procedures before the end of 2008.

In addition, as a result of the Audit Committee’s independent investigation of the circumstances that led to the restatement of the Company’s financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008, as described in Note 1 of Notes to the Condensed Consolidated Financial Statements contained herein, during the fourth quarter of 2008 the Company began to implement the following remedial actions to enhance its internal controls over financial reporting: we are providing additional training in SOX 404 compliance and financial document production and record retention to the Company’s finance personnel and other personnel who provide financial data that is incorporated into the Company’s financial statements; working with our external consultants to improve disclosure controls and procedures and internal controls over financial reporting, we have accelerated documentation of our policies and procedures and anticipate completing this effort by the end of 2008 and implementing the new procedures in January 2009. In addition, Qiong Hua Gao, the Company’s former Chief Financial Officer, has been appointed Supervisor of Internal Audit to work closely with the Company’s financial department and external consultants on implementing policies and procedures to strengthen the Company’s internal controls over financial reporting. As part of its implementation, the Company has hired finance personnel more experienced in the application of U.S. GAAP and Wendy Fu has been appointed as the Company’s new Chief Financial Officer.

We believe that the remedial steps that we have taken and intend to take will address the conditions identified by our CEO and CFO as significant deficiencies in our disclosure controls and procedures. Our CEO and CFO believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-Q.

Changes in internal control over financial reporting

Except as described above, there were no changes in our internal controls over financial reporting during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as reflected in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007.

General economic conditions may affect our revenue and harm our business. We may become unable to repay or renegotiate our outstanding loans.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our results of operations and financial condition could be adversely affected thereby. Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. Our cash flows may be adversely affected by delayed payments or underpayments by our customers. As of September 30, 2008, we had cash and cash equivalents of $1.08 million. We have historically financed our business operations through bank loans. As of September 30, 2008, we had borrowed from banks and other institutions and had approximately $4.7 million in short-term notes payable outstanding. As of September 30, 2008, we had also borrowed $8.5 million which is reflected in our current portion of long-term debt. We have a relatively high debt ratio, and, in view of current credit market conditions, we may be unable to renegotiate the terms of our existing financing or secure additional financing on favorable terms, if at all. In the event that we are unable to repay or renegotiate our obligations as they become due, we may default on our obligations. The inability to secure additional financing could have a material adverse effect on our financial condition, and in the future we might cease to be able to operate as a going concern. Additional information regarding our debt obligations is contained in Note 7 of the Notes to the Condensed Consolidated Financial Statements contained herein. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions.

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

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

November 19, 2008	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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