Form 10-K
period 2008-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2009-03-31
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

0086-871-728-2628

  (Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NYSE Amex Equities

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2008 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $12,863,232.

The number of shares outstanding of the registrant’s common stock as of March 24, 2009 was 19,679,400.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement related to the 2009 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2009, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

i

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 87% of our revenues;
•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;
•	replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalog;
•	our ability to raise additional capital needed for working capital, future operations and research and development;
•	our ability to collect on advances to sales representatives;
•	our reliance on our three largest customers for a significant percentage of our sales;
•	our ability to effectively grow management;
•	our dependence on key personnel;
•	our ability to establish and maintain a strong brand;
•	the ability of our products to effectively compete with those of our competitors;
•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;
•	our ability to collect on trade receivables;
•	our ability to develop and market new products, including those with high profit margins;
•	subjection of additional products to price controls by the Chinese government;
•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;
•	protection of our intellectual property rights;
•	loss of certain tax concessions;
•	our lack of insurance to cover losses due to fire, casualty or theft;
•	changes in the laws of the PRC that affect our operations;
•	changes in the foreign currency exchange rate between U.S. dollars and Renminbi;
•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;
•	the effect on our operations of costs associated with the Restatement, including litigation costs;
•	a downturn in the economy of the PRC or inflation in the PRC;
•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;
•	volatility of the market for our common stock;
•	the possibility of substantial sales of our common stock;
•	influence of our principal stockholder;
•	cooperation of the minority shareholder of our principal operating subsidiary; and
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

PART I

ITEM 1. BUSINESS.

Unless the context otherwise requires, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” as used throughout this report refer to China Shenghuo Pharmaceutical Holdings, Inc., our 94.95%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and the three foreign owned subsidiaries of Shenghuo China that are organized under the laws of the People’s Republic of China (“PRC” or “China”).

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 87% of our sales for the year ended December 31, 2008.

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

•
Health and Food Products.  The health products industry, which consists of non-prescription traditional Chinese medicines and supplements, has grown as a result of quality improvements in products and the introduction of new products to the market in China. Over the past two decades, health product sales in Chinese urban areas have increased. The Chinese Ministry of Health has approved several uses for health products and a substantial number of the products on the market are designed to aid in immunoregulation, blood fat regulation and fatigue resistance. In addition, China’s market for cosmetics products is one of the largest in Asia and within the top ten in the world.

Products

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards.

Pharmaceutical Products

Our pharmaceutical product, Xuesaitong Soft Capsule, is marketed under the Lixuwang brand name and other products are marketed under the Shenhuo brand name, which has been granted Famous Trademark status in Yunnan Province. Famous Trademark is granted by the Administration of Industry and Commerce of Yunnan Province after being approved by the Provincial Brand Attestation Council. This trademark represents that the Company and its products have the key support of the provincial government of Yunnan Province as a provincial leading enterprise and its product has a strong reputation in quality, after-sale services and market sales.   The following is a list of our approved pharmaceutical products and their intended uses:

Product Name	Intended Use

Xuesaitong Soft Capsules
Designed to invigorate the circulation of blood and improve microcirculation. Used for the treatment of symptoms of cardiovascular and cerebrovascular disease, such as angina pectoris, strangulation, squeezing and crushing of chest, acute and chronic peripheral vascular-metabolic disorders, brain occlusion, occlusion of retina central vein, acute and chronic cerebral vascular-metabolic disorders caused by arteriosclerosis. This product accounted for approximately 87% of our sales for the year ended December 31, 2008.

Qiye Shen’an Tablets	Designed to help relieve headache, insomnia, and palpitation. Designed to invigorate the circulation of blood, improve microcirculation and improve liver functionality.

Banlangen Tablets	Designed for the treatment of parotitis, pharyngitis, mastitis, swollen and sore throat due to cold and influenza.

Bergenini Tablets	Designed to help relieve cough and phlegm due to bronchial ailments.

Huangtengsu Tablets (film tablets)	Designed to treat the symptoms of dysentery, enteritis, respiratory tract infections, uncomplicated urethral, surgery infections and conjunctivitis.

Danshen Tablets	Designed to regulate blood circulation and treat the symptoms of blood stasis. Designed to treat the symptoms of coronary arteriosclerosis, angina pectoris and hyperlipemia.

Triperygium hypoglaucum Hutch Tablet	An immunosuppressant designed to treat the symptoms of rheumatoid arthritis.

Huangtengsu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis.

Product Name	Intended Use

Tian Xin Soft Capsules (formerly known as Li Xu Wang Shu Tong Soft Capsules)	Designed to reduce blood viscosity and improve blood circulation.

Radix Polygoni Multiflori Capsules	Designed to treat effects of weakness of the kidney and liver, fatigue, and dizziness due to blood deficiencies.

We have the following additional drugs that are currently in Phase II clinical trials for prescription use:

•
Wei Dingkang Soft Capsules are a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007.  Phase II exploratory and enhanced clinical trials have commenced and are expected to be completed by August 2009, after which Phase III will start. We anticipate obtaining production approval by the end of 2011.

•
Dencichine Hemostat is designed to be a non-toxic product that addresses a range of anti-hemorrhagic applications, such as stopping bleeding without causing clotting. We anticipate receiving governmental approval for the production and marketing of the product in 2011. Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin no sooner than 2012. Dencichine Hemostat is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time.

•
Other drugs that we have in the clinical testing application process are Levofloxacin Hydrochloride Soft Capsules, which are designed for antibiotic applications, and Brufen Soft Capsules, which are intended to treat fever and headache caused by influenza, colds and acute pharyngitis. Levofloxacin Hydrochloride Soft Capsules have received SFDA approval for clinical testing, which has completed the bioequivalence trial and has obtained the Notification of acceptance of Re-trial. We expect to receive production approval no later than before the end of 2009. Brufen Soft Capsules completed the centralized test and appraisal for production approval, which we hope to receive shortly.

Health and Food Products

We offer a wide array of over the counter supplements as well as vitamin capsules and pills. The following are some of our non-prescription products and their intended uses. We have received government approval and currently market each of the supplements listed below.

Product Name	Intended Use

Banlangen Grains	Health product designed to treat swollen and sore throat due to cold and influenza.

Gegenqinlian Tablets	Health product designed to reduce stomach discomfort and treat diarrhea.

Huangtensu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis.

Luotongding Tablets	Health product designed to reduce visceral pain, headache, and cramping.

Paracetamol Caffeine and Aspirin Powders	Health product designed to treat headaches, migraines and fevers caused by influenza and cold.

Product Name	Intended Use

Siji Sanhuang Tablets	Health product designed to relieve inflammation and alleviate fever, commonly in connection with pharyngitis.

Sulfadiazine Silver Ointment	Health product designed to assist in the prevention of infections related to burns.

Tianqi Tongjing Capsules	Health product designed to treat dysmenorrhea and emmeniopathy caused by colds.

Vitamin AD Soft Capsules	Health product designed to treat deficiencies of Vitamin A and D.

Vitamin C Tablets	Health product designed to treat deficiencies of Vitamin C.

Vitamin B6 Tablets	Health product designed to treat deficiencies of Vitamin B6.

Vitamin E Soft Capsules	Health product designed to treat deficiencies of Vitamin E.

Yinhuang Capsules	Health product designed to relieve inflammation and sore of throat.

Lycopene Soft Capsules	Food product designed to treat side effects of and act as a general deterrent to certain carcinogens.

Oil of Purple Perilla Soft Capsules	Food product designed to treat effects of cough, asthma and astriction.

Rhizoma Aspidii and Chinese Wampi leaf Grains	Designed to treat effects of fever, aversion, headache, cough with excessive sputum.

Soya Lecithin Soft Capsules	Food product designed to treat effects of high blood fat, hypertension and other diseases of cardiovascular and cerebrovascular systems.

Spirulina Soft Capsules	Food product designed to normalize stomach and intestinal functions.

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

Our anticipated timelines for introduction and marketing of our new drugs depend, in large part, on government approval as well as our experience in the approval process and our communications with the SFDA. Therefore, there is no assurance that such approvals will be obtained at all, or that the anticipated timelines will be met. For instance, we intended to introduce and market certain generic non-prescription supplements such as Fructus Ligustri Lucidi, Radix Astragali Soft Capsules, Ginseng and Pilose Antler Soft Capsules, and Tranquilization Soft Capsules and had applied for approvals that were anticipated to be obtained during 2008. However, in July 2007, China’s former drug and food safety watchdog chief, Xiaoyu Zheng, was executed after being found guilty of corruption and dereliction of duty. Mr. Zheng’s failure to maintain proper standards and carry out correct pharmaceutical safety inspections led to approval of many medicines that should have been blocked or taken from the market. In order to cure Mr. Zhang’s dereliction, SFDA adapted a series of measures to tighten safety controls and strengthen its safety procedures for the pharmaceutical approval process. For these reasons, many drugs that had applications pending were forced to carry out re-examination and approvals have been delayed.  In response to this changed regulatory process, the Company determined not to pursue their applications on proposed products further, and instead to shift research and development efforts from making generic drugs to high-tech ones like Wei Dingkang Soft Capsules as well as Dencichine Hemostat.

In 2008, we have obtained SFDA approval for two non-prescription supplements, as indicated in the table below. In the table below, the “Application Submission Date” column indicates the month and year in which we submitted a formal registration application to the State Food and Drug Supervision Administration for the product we have researched and developed. That is, we have applied to the State Food and Drug Supervision Administration for a production approval, which we must obtain prior to the production and sale of each of our products. The “Approved Date” indicates the date on which we received the production approval for manufacturing the products from the State Food and Drug Supervision Administration.

Anticipated Product Name	Intended Use	Application Submission Date	Approved Date

Tian Xin Soft Capsules	Designed to reduce blood viscosity and improve blood circulation. This product is currently being tested and appraised for production approval, which we hope to receive shortly.	February 2006	January 2008

Radix Polygoni Multiflori Capsules
Designed to treat effects of weakness of the kidney and liver, fatigue, and dizziness due to blood deficiencies. This product is currently being tested and appraised for production approval which we hope to receive shortly.
		January 2006	June 2008

Cosmetic Products

We also offer an expanding line of cosmetic products including lotions, creams and other cosmetic items. We have conducted extensive research and have specifically formulated our cosmetic products to meet the cosmetic and skincare needs of our female consumers. Our “12 Ways™ Chinese Traditional Medicine Beauty Salon Series” (12 Ways) is a line of over 100 cosmetic products that includes facial masks and creams, skin and eye creams, and shampoos. Our line of products has acquired production approval to be sold only in China. Each of our cosmetic skincare products contains natural ingredients including herbal anti-irritants and anti-oxidants, as well as Sanchi. Our comprehensive line of skincare includes a mixture of basic products (e.g., creams and gels), treatment products (e.g., firming treatments), specialty helpers (e.g., masks), and beauty supplements. The use of supplements is an important element of skincare, nurturing the skin’s health using vital nutrients. Our cosmetic line combines the strength of several skincare methods to achieve healthy skin and beauty.

We have expanded the geographic region in which our 12 Ways products were sold from our native Yunnan province to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, and we hope to eventually expand our retail presence across China. As of December 31, 2008, we have opened approximately 550 retail specialty counters in more than 26 provinces throughout China, including main cities such as Beijing, Shanghai, Hangzhou, Dongwan, Shengzhen, and Shaoguang, and main provinces such as Hubei, Shanxi, Yunnan, Shangdong, Anhui. We believe that this retail counter strategy will allow us to increase our brand recognition, as well as sell and market our newest cosmetics products developed using our experience in traditional Chinese medicine.

Our line of cosmetic products includes the following food products and health supplements.

Product Name	Intended Use

Jasmine Tea	Food product designed to help and promote healthy skin affected by acne.

Rose Tea	Food product designed to help promote healthy skin and complexion.

SHEN HUO Beauty Soft Capsules	Health supplement designed to help with balancing water in the body.

Product Name	Intended Use

SHEN HUO Brighten Soft Capsules	Health supplement designed to help promote healthy skin affected by spotting.

SHEN HUO Immaculacy Soft Capsules	Health supplement designed to help promote healthy skin affected by acne.

12 Ways Yunnan Bamboo Anti-Acne Cream	Health supplement designed to help promote healthy skin affected by acne.

12 Ways DanShen Spot Fade Light Cream	Health supplement designed to lighten skin discoloration.

12 Ways Eye care series	Health supplement designed to improve the appearance of fine lines, dark circle, and puffiness.

12 Ways Sunscreen Series	Sunscreen product.

12 Ways Panax Notoginseng Moisturizer Series	Moisturizer.

12 Ways Snow Poria Whiten Series	Health supplement designed to lighten and whiten the skin.

Growth Strategies

We believe that our business has opportunities for growth through the following growth strategies:

•
New Product Development. We have traditionally focused on research and development of products serving the cardiovascular and cerebrovascular disease, peptic ulcer disease and health products markets. We intend to devote additional resources to research and development and to continue to evaluate and develop high-tech and efficient Traditional Chinese Medicine (“TCM”), where we perceive an unmet need and commercial potential, and to improve existing products to enhance their efficacy.

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

•
International Growth. In addition to China, we have sold our products in Asian countries such as Indonesia, Singapore, Japan, Malaysia, Thailand and European Countries such as United Kingdom, Tajikistan, Russia and Kyrgystan. We hope to expand sales into other countries where our products could be affordable treatment options.

•
Growth of Cosmetics Market Share. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources. We hope that our cosmetics products will account for a larger percentage of our revenue in the future.

In 2009, we developed the following four strategies to stabilize and further expand the market: (1) attracting further investment, especially for provinces with low coverage, by implementing a policy of inviting investment, enhancing sales teams’ construction as well as professional training and marketing promotion; (2) developing a plan and budget to exploit the hospitals, which are not selling our products; (3) widening commercial channels by focusing on (i) strengthening the assessment of sales representative/agent’s commercial credits and accounts receivable management, (ii) integrating the resources of commercial channels on the basis of market conditions, and (iii) taking advantage of commercial channels to promote terminal distribution; and (4) expanding the over the counter market, based on the reputation of Li Xu Wang Soft Capsules, by launching over the counter products to the market, increasing market shares and sales scope and maximizing profit.

Research and Development

As of December 31, 2008, we employed 58 technicians, including 15 senior researchers, 22 mid-level researchers, and 21 junior analysts. The technicians’ specializations include medicine, pharmacology, chemistry, biology, and medicine production equipment.

In an attempt to capitalize on the natural resource of Sanchi in Yunnan Province and to develop a strong medical industry in the Yunnan Province, we established an enterprise technology center – Kunming Beisheng Science and Technology Development Company – in cooperation with the Shijia Research Center of Beijing University. However, the project has not generated revenues or conducted operations.  Accordingly, the Company has established its own Technology Center, which has been equipped with advanced instruments and has recruited highly educated and experienced senior technicians to carry on  the projects intended for the Shijia Research Center, such as developing new techniques of extraction, purification and quality control. Moreover the objectives of our Technology Center are same as we set with Shijia: modernizing Chinese medicine development techniques; improving technological skill and processing techniques; industrialization of Chinese herbal medicine; creation of intellectual property rights; and deepening research into high-end Yunnan Province medicine. The business scope of the project includes development and technology transfer of bulk pharmaceuticals, prepared Chinese medicine, chemicals, biologicals, health food, and medical cosmetic products; importation of scientific instruments and medical technology, and communication with foreign and domestic research centers.

Establishment of the Company owned Technology Center has greatly enhanced the Company’s R&D efforts by encouraging independent innovation, strengthening independent research and development capacity, and boosting international competitiveness and reduced R&D expenses.

Marketing and Sales

As of December 31, 2008, our marketing team maintains sales offices or agents in approximately 26 provinces throughout China. The sales network covers approximately 186 cities and is staffed by approximately 600 sales representatives.

We also use a distribution system comprised of independent regional distributors. In a typical distribution contract, a distributor will be provided with certain sales targets for a particular period according to a set retail price. If the distributor completes the sales task within the prescribed period, the agent distributor will be given greater economic incentives and future distribution opportunities. If the distributor fails to complete the sales task within the prescribed period, we will cancel our contract with the distributor and sign with other competent distributors. We also sign reselling contracts with franchise drug companies for the distribution of our products. The franchise drug company, as a reseller, resells our products to local hospitals, drug stores, and other channel distributors. In addition, we sell our products directly to distributors and retail drug stores. Our three largest customers accounted for approximately 19.4%, 32.1%, and 21.7% of our sales for the years ended December 31, 2008, 2007, and 2006, respectively.

Prices for our products are fixed and determinable. Each time products are purchased, a specific price is agreed upon, a contract is signed and we and the customer are legally bound and neither can change the price. Prices for products are normally derived from our standard price lists; however, larger, more established customers are given quantity discounts. There are no instances in which payment for products sold is contingent on re-sell to or otherwise used by end-user patients.

We establish selling offices in many cities in China, and the selling offices manage sales representatives according to our internal management rules and sales policy. Because the main product “Xuesaitong” capsule is sold to hospitals through distributors located in the various cities of China and because China has thousands of distributors and hospitals we employ a large number of sales representatives to expand into new markets and gain new customers.

In order to encourage sales representatives to increase sales, we make cash advances to sales representatives. We accomplish this by having the selling offices sign advance agreements with sales representatives to determine the conditions of the advances, specifying the purpose, the amounts and the term. According to our sales policy, sales representatives earn commissions from us based on the sale amount and the amount collected, less expenses paid by sales representatives. The remaining amount is the net commission to the sales representatives. However, the sales representatives still have the obligation of paying off advances. We believe the sales representatives are able to expand into new markets and obtain new customers if they have advanced funds for their travel, meals, and other incidental expenses that arise.  Our finance department records the advances and tracks remaining balances with sales representatives every month. Management supervises the repayment of advances. For sales representatives who refuse to pay off the advances, we attempt to collect on the advances and decrease the risk of bad debt as much as possible by withholding sales commissions, warning delinquent sales representatives, and by other valid means of collection. The advance agreement includes punitive measures for overdue balances. In compliance with established policy to reserve an allowance for specific percentages of our aged receivables, we accrued a larger allowance for the increased sales representative advances as of December 31, 2008.

Production

We manufacture and package our products at our factory located in Kunming, China. The factory, which was built in 2000, is approximately 161,460 square feet and includes a clean area that occupies approximately 86,110 square feet. Our clean area in the production facilities includes approximately 52,500 square feet of Class 10,000 certified area and 2,350 square feet of Class 100,000 certified area. The cleanliness classification is based on the number of dust particles and bacteria per cubic meter, so lower numbers indicate a higher cleanliness class. According to the Regulation for Quality Control of Drug Production issued by the SFDA, oral preparations of traditional Chinese medicines must be produced in a Class 300,000 certified or lower area. Our production facilities use equipment imported from the U.S. and are designed to meet American standards, so our Class 10,000 and Class 100,000 certified areas are cleaner than the Chinese national standard. The production facilities have more than 600 machines and supporting parts for pharmaceutical production from domestic and foreign suppliers. The factory has a total of 28 complete production lines for semi-finished and finished hard capsules, tablets, granules, powder, electuary, and emulsifier. The key facilities are two soft capsule production lines obtained from GIC Company, an American producer of industrial machinery, and an automatic packaging production line purchased from Klockner Haensel GmbH, a German company. In addition, all of our precision testing machines are supplied by Sharp Document Systems, U.S.A. Our production facilities were certified to be in compliance with Good Manufacturing Practice (GMP) standards. Our GMP certifications is renewed through July 18, 2012, for the production of health food products and supplements, including soft capsules, hard capsules, tablets and granule productions. We also received an additional GMP certification for production of pharmaceutical ointment products.

We utilize a complex process in extracting active components from the Sanchi plant, purifying the components and manufacturing our products. A typical manufacturing process begins by obtaining the Sanchi plant from our supplier, washing, and dividing it into main root, branch root and rhizome. The branch root known as “Sanchi Jintiao” and rhizome is known as “Sanchi Jiankou.” The Sanchi Jiankou is the portion of the Sanchi that contains the active ingredient, Panax Notoginseng Saponins. The Sanchi Jiankou is then sent to heavy pulverizing machinery to crush it into a specified powder size. The Sanchi Jiankou powder then undergoes a complex extracting process in which the powder is mixed with extracting solvents and the resulting solution is percolated and filter processed. The solution is concentrated by vacuum equipment while the extracting solvent is recollected and the active ingredient condensate is collected. The active ingredient condensate is then separated and purified through a chromatographic column, and the Sanchi polysaccharides and Sanchi saponins are collected separately. The solutions of Sanchi saponins and Sanchi polysaccharides are then separately purified by second chromatographic column to remove pigments and other useless compounds and obtain the pure saponins and polysaccharides, respectively. The Sanchi saponins and Sanchi polysaccharides are then separately dried by a spray-dryer.  The resulting powders are weighed and packaged into separate contamination resistant plastic bags, which undergo quality control inspections and are stored in a warehouse for use in our line of products. Production of each product varies depending on the ingredients and form of the product.  Production usually includes mixing of the Sanchi powder and the delivery agent, such as oil for soft capsules.  The ingredients are then processed using advanced pressing, drying, polishing and blister packaging equipment.

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

Competition

The pharmaceutical industry both within China and globally is increasingly competitive and is characterized by rapid and significant technological progress. Our competitors, both domestic and international, include large pharmaceutical companies, universities, and public and private research institutions that currently engage in or may engage in efforts related to the discovery and development of new pharmaceuticals. Many of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales.

Competition in the manufacture and sale of medical products for cardiovascular and cerebrovascular disease in China is also intense. There are a large number of companies that are licensed to manufacture and sell these type of medical products in China. Western drugs such as lovastatins and nitroglycerine have more than half of the market share of medications used to treat cardiovascular and cerebrovascular disease in China.  Chinese traditional medicines make up the next largest part of the market. On the whole, Chinese patent medicine still generally has many problems such as complex and unclear ingredients, inconsistent quality, slow action and ineffectiveness. As a result, new Chinese medicines tend not to stay on the market for very long.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China, as well as confidentiality procedures and contractual provisions to protect our intellectual property. Our primary product, Xue Saitong Soft Capsules, first received patent protection and production and new medicine certification in 1999 which will continue until April 25, 2012. We also have protections for our technology methods of using Sanchi to help stop bleeding and combination methods, production and function of the medicine to treat intestinal disease. Xue Saitong Soft Capsules receive protections from the SFDA, which will not issue additional drug permits other than those already issued during the protection period. We have eight registered trademarks and have applied for registration of another two trademarks in China. Other than the foregoing, we do not have any measures to prevent any infringement of our intellectual property rights.

Seasonality

Sales in the first quarter are usually lower due to people traveling and taking vacations during the traditional Chinese New Year and Chinese Spring Festival holidays. Sales in the fourth quarter are usually higher.

Government Regulations of Pharmaceuticals

Testing, approval, manufacturing, labeling, advertising, marketing, post-approval safety reporting, and export of our products or product candidates are extensively regulated by governmental authorities in the PRC and other countries. Our principal sales market is presently in China. We are subject to the Drug Administration Law of China, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China and sets penalties for violations. Additionally, we are subject to various regulations and permit systems by the Chinese government.

The application and approval procedure in China for a newly developed drug product has numerous steps. New drug applicants prepare the documentation of pharmacological study, toxicity study and pharmacokinetics and drug metabolism (PKDM) study and new drug samples. Documentation and samples are then submitted to provincial food and drug administration (“provincial FDA”). The provincial FDA sends its officials to the applicant to check the applicant’s research and development facilities and to arrange new drug examination committee meeting for approval deliberations. This process usually takes three months. After documentation and sample approval, the provincial FDA will submit the approved documentation and samples to SFDA. SFDA examines the documentation and tests the samples and arranges new drug examination committee meeting for approval deliberations. If the application is approved by SFDA, SFDA will issue a clinical trial license to the applicant for clinical trials. The clinical trial license approval typically takes one year. The applicant completes the clinical trial process and prepares documentation and files submitted to SFDA for new drug approval. The clinical trial process usually takes one to two years, depending on the category and class of the new drug. SFDA examines the documentation, gives final approval for the new drug, and issues the new drug license to the applicant. This process usually takes eight months. The whole process for new drug approval usually takes three to four years.

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

The medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogue is supposed to be revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration. Other than completing a normal application process, we have no role in the selection of products for inclusion in the Insurance Catalog. We do not pay any fee in order to be listed.

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 87% of our sales for the year ended December 31, 2008. Removal of the product from the Insurance Catalogue would adversely affect our total revenue.

We are seeking to have other products listed in the Insurance Catalogue. At present, Xuesaitong Soft Capsules and Sulfadiazine Silver Ointment have already been listed in the Insurance Catalogue. The China Society and Labor Security Department plans to update the Insurance Catalogue every two years, but since 2000, the catalog has only been updated once. It has been updated again after 2007 and we have received approval for listing of our Huangtensu Soft Capsules based on its medicinal attributes and sales.

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

The price of Xuesaitong Soft Capsules is determined by The National Development and Reform Commission of the PRC. The original price, as approved by the government, was 45 RMB (U.S. $5.63) per box of 24 capsules. As of December 31, 2008, its maximum price has been adjusted to 44.2 RMB (U.S. $5.53) per box of 24 capsules. Our application to The National Development and Reform Commission (The "NDRC") of the PRC requesting that the Xuesaitong Soft Capsules be placed into the category of "Higher Price for Better Quality" was approved in March 2007. Therefore, the drug benefits from price protection and is exempted from price reduction. Moreover, the category has become a standard of choosing medicines for cardiovascular and cerebrovascular disease.

Employees

As of December 31, 2008, we had 540 full-time, salaried employees and 367 of these employees receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 600 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

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

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit. A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549.  Copies of such reports may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330 or visiting their website at www.sec.gov. The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC.

ITEM 1A.  RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. With respect to this discussion, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” refer to China Shenghuo Pharmaceutical Holdings, Inc., our 94.95%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and the three foreign owned subsidiaries of Shenghuo China that are organized under the laws of the People’s Republic of China (“PRC” or “China”).

RISKS RELATED TO OUR OPERATIONS

We May Not Be Able To Refinance or Repay Loans We Have Received.

As of December 31, 2008, we had approximately $ 9.8 million of loans maturing in 2009 (including $3.6 million in April 2009 and $5.8 million in August 2009). There can be no assurance that we will be able to refinance the loans on acceptable terms or at all, and we do not have at this time the cash necessary to repay the loans as they mature.  If we do not refinance or cannot repay our outstanding loans and we default on our obligations, the lenders can demand accelerated payment and foreclose on collateral, our financial condition would be materially adversely affected, and we could be forced to cease operations.  Furthermore, even if we are able to obtain extensions on our existing loans, such extensions may include operational and financial covenants significantly more restrictive than our current loan covenants, which would adversely affect our plans and business goals.

We Incurred A Net Loss For The Year Ended December 31, 2008, And Our Business Condition Is Uncertain.

Although we have had a history of positive income, working capital and retained earnings, we incurred a net loss for the year ended December 31, 2008 of $4.6 million and net cash provided by operating activities of $1.9 million and used funds in financing activities of $3.0 million. As a result, during the year ended December 31, 2008, our cash and cash equivalents have decreased $1.2 million. We have $9.5 million in short term loans that mature in 2009. Additionally, putative class action lawsuits have been asserted against us, and we are responding to a voluntary document request from the SEC regarding the restatement.

We have expended significant efforts to expand our revenues by assisting our sales representatives and increasing our marketing in fiscal 2008. The net loss in 2008 was primarily caused by increased legal, auditing, expenses related to assisting sales representatives and marketing expenses. In addition, we have been forced to give significant attention to the internal investigation conducted by the Audit Committee and have to defend against a consolidated putative class action lawsuit that alleges that we failed to take adequate steps to ensure our financial reporting comported with U.S. Generally Accepted Accounting Principles ("GAAP") and that, as a result, we were required to restate what are alleged to be materially false and misleading financials for accounting periods during the alleged class period from August 2007 through August 20, 2008, and further alleges, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. We believe that we will remedy these matters and will be able to return to our normal operations in the near future, but we cannot give any assurance that this will be the case.

Our Current Business Is Primarily Based On A Single Product, Which Currently Accounts For More Than 87% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

Approximately 87% of our sales for the year ended December 31, 2008 comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails or generates materially less sales revenues. If we experience delays, increased expenses, or other difficulties in the manufacture and sale of the Xuesaitong Soft Capsules, or if our licenses and government approvals are revoked to sell the product, or this product is no longer carried in the Insurance Catalog, then we may not be able to generate significant revenues or profitability, and our business and financial condition would be materially adversely affected and we could be forced to cease operations, in which case investors may lose all or part of their investment in our company.

We Rely On A Few Suppliers For Sanchi, The Primary Ingredient in Most of Our Products, And Any Disruption With Our Suppliers Could Delay Product Shipments And Have a Material Adverse Impact on Our Business Operations And Profitability.

Due to the limited availability of Sanchi, we currently rely on a small number of suppliers as our source for Sanchi, the primary raw material that is needed for us to produce our products. We believe that there are few alternative suppliers available to supply the Sanchi plant, and should any of our current suppliers terminate their business arrangements with us or increase their prices of materials supplied, it would delay product shipments and adversely affect our business operations and profitability. In addition, if the suppliers refused to sell Sanchi, or increased the sales prices of Sanchi, this would also have a material adverse impact on the results of operations.

If Our Primary Product Is Replaced By Other Medicines Or Is Removed From China’s Insurance Catalogue In The Future, Our Revenue Will Suffer Substantially.

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the Insurance Catalogue may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue. Since 2005, our main, Xuesaitong Soft Capsules, has been listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. Xuesaitong Soft Capsules accounted for approximately 87% of our sales for the year ended December 31, 2008, and if this product is replaced by other medicines or removed from the Insurance Catalogue in the future, our total revenue will suffer substantially and we could be forced to cease operations.

We May Need To Raise Additional Capital To Fund Our Operations And Failure To Raise Additional Capital May Force Us To Delay, Reduce, Or Eliminate Our Product Development Programs.

Due to the large amount of funds required for research and development and the subsequent marketing of products, the pharmaceutical industry is very capital intensive. The industry is characterized by small receivable turnovers, which could mean that we will need more working capital if our revenues increase. We have traditionally been committed to research and development and it is possible that we will need to raise additional capital within the foreseeable future. Additional capital may be needed for the development of new products or product lines, advances to sales representatives, financing of general and administrative expenses, licensing or acquisition of additional technologies, and marketing of new or existing products. There are no assurances that we will be able to raise the appropriate amount of capital needed for our future operations. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our product development programs.

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

We May Have Difficulty Establishing Adequate Management, Legal And Financial Controls In The PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls, and computer, financial and other control systems. In addition, we have had difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC, including employees trained in U.S. GAAP. As a result of these factors, we have had and continue to have difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We have experienced difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, resulting in significant deficiencies and material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  This occurred in 2008, and caused the restatement of our financial statements for fiscal 2007 and the first quarter of 2008, and the temporary suspension of trading in our stock on the NYSE Amex Equities Exchange. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Matters Relating To Or Arising From Our Recent Restatement And Weaknesses In Our Internal Controls Has Had and May Continue to Have A Material Adverse Effect On Our Business, Operating Results And Financial Condition, Including Increased Costs and Diversion of Management’s Attention.

In connection with the restatement of our previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 and our assessments of our disclosure controls and procedures under Item 307 of Regulation S-K, management concluded that as of December 31, 2007 and December 31, 2008, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting. Please refer to the discussion under Item 9A, "Controls and Procedures" for further discussion of our material weaknesses as of December 31, 2008. Should we be unable to remediate those or any other material weaknesses promptly and effectively, such weaknesses could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to the restatement or material weaknesses could have a material adverse effect on our business and operating results. In addition, we have incurred substantial unanticipated costs for accounting and legal fees and may continue to incur accounting and legal fees in connection with these matters, and our management’s time and attention has been diverted from our other business operations, which could harm our business.

We Make Cash Advances To Our Sales Representatives, And If We Are Not Able To Collect These Advances In A Timely Manner, Or At All, Then It Will Decrease The Amount Of Working Capital That We Have Available To Effectively Operate Our Business.

We have experienced a significant growth in the amount of outstanding advances to sales representatives, and if we are unable to collect such advances in a timely manner, or at all, it will reduce our available cash and restrict our ability to effectively operate our business. We make cash advances to our sales representatives in an attempt to encourage and assist them in expanding the marketing and sales of our products into new regions. We employ a large number of sales representatives and, as a result, the aggregate amount advanced to sales representatives is a significant amount. By making such cash advances, we will have reduced cash availability and liquidity to operate our business, forcing us to look to other, possibly unfavorable means and sources of capital to fund our operations. In addition, if we are unable to collect the amounts advanced, or if it takes a significant amount of time and resources to collect such advances, our results of operation may suffer, and the value of our stock may decline.

Our Three Largest Customers Account For A Significant Percentage of Our Sales. We Cannot Be Certain That These Sales Will Continue; If They Do Not, Our Revenues Will Likely Decline.

Our three largest customers accounted for approximately 21.7%, 32.1% and 19.4% of our sales for the years ended December 31, 2006, 2007 and 2008, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations.

The rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2008, we had 540 full-time, salaried employees, in addition to our employment of over 600 sales representatives who are paid on a commission basis. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Gui Hua Lan, our Chief Executive Officer, Zheng Yi Wang, our Executive Director of Exports, Feng Lan, our President, Lei Lan, our Executive Director of Sales, and Wendy Fu, our Chief Financial Officer, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

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

The production of our pharmaceutical products is subject to the regulatory approval of the State Food and Drug Administration (SFDA) in China. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. In this regard, in 2008 10 non-prescription supplemental pharmaceutical products for which we had applied for production approval and for which we had expended significant amounts of R&D expense, were rejected by SFDA under its new, stricter regulatory procedures, and we are now unable to recoup those R&D investments.

Currently, two of our products, Wei Dingkang Soft Capsules and Dencichine Hemostat, have pending applications with the SFDA. Phase II clinical testing for Wei DingKang Soft Capsules was completed in December 2007.  Phase II exploratory and enhanced clinical trials have commenced and are expected to be completed by August 2009, after which Phase III will start.  We anticipate obtaining production approval by the end of 2011. Dencichine Hemostat completed a second review and was required to undergo neurotoxicity testing which may take a significant amount of time.  In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. The Chinese Military Medical Institute performs these tests. The risk is that if we do not receive timely approval for either of these drugs, then production will be delayed and sales of the products cannot be planned for.

If All Or A Significant Portion Of Our Customers With Trade Receivables Fail To Pay All Or Part Of The Trade Receivables Or Delay The Repayment, Our Net Income Will Decrease And Our Profitability Will Be Adversely Affected.

As of December 31, 2008, our accounts receivable (less allowance for doubtful accounts of $4.83 million) were $9.11 million. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than for other industries. Our estimated average collection period for the year ended December 31, 2008 was 90 to 180 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected, and our liquidity will be adversely affected.

Our Success Is Highly Dependent On Continually Developing New And Advanced Products, Technologies, And Processes And Failure To Do So May Cause Us To Lose Our Competitiveness In The Pharmaceutical Industry And May Cause Our Profits To Decline.

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that our competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Our competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated timeframe, if at all. Our failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

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

Our Primary Product Is Subject To Price Controls By The China Government, Which May Affect Both Our Revenues And Net Income.

The laws of the PRC provide for the government to fix and adjust prices. Our primary product Xuesaitong Soft Capsules was subject to price controls which affected our gross profit, gross margin and net income. It is possible that additional products may be subject to price control, or that price controls may be increased in the future. To the extent that we are subject to price control, our revenue, gross profit, gross margin and net income will be affected since the revenue we derive from our sales will be limited and it may face no limitation on our costs. Further, if price controls affect both our revenue and costs, our profitability will be effectively subject to regulatory authorities in the PRC.

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

We hold numerous GMP certificates that expire, as follows:

•	a GMP certificate for ointment products that expires on June 12, 2011;

•	a GMP certificate for powder products that expires on April 21, 2013;

•	a GMP certificate for products in the form of tablet, granule, capsule, and soft capsule that expires on July 12, 2012; and

•	a GMP certificate for health food products in the form of tablets, capsules, soft capsules, and granules that expires on December 25, 2012.

We intend to apply for renewal of these GMP certificates prior to expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then-prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, our operations and profitability may be materially adversely affected.

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

We Expect to Lose Certain Preferential Tax Concessions, Which May Cause Our Tax Liabilities To Increase And Our Profitability To Decline.

We enjoy preferential tax concessions in the PRC as a high-tech enterprise. We had a tax preference for 2008, as determined by the PRC government and the regional tax authorities. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (the “EIT Law”), under which domestic-invested enterprises and foreign-invested entities will be subject to enterprise income tax at a uniform rate of 25% unless they qualify under certain limited exceptions.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will gradually increase starting in 2008 and will be equal to the new tax rate in 2012. All subsidiaries which are non-manufacturers will be subject to the EIT Law.

Because of the EIT Law, our tax liabilities will increase and our profits may accordingly decline as our reduced income tax rate is no longer applicable and/or the tax relief on investment in PRC is no longer available. Any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments will increase our tax liabilities and reduce our net income. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises altogether, would have a material adverse effect on our results of operations and financial condition.

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

The Audit Committee conducted an internal investigation of our recently disclosed accounting errors, and we have restated our previously filed financial statements for fiscal year 2007 and the quarter ended March 31, 2008. The internal investigation and restatement have exposed us to risks and expenses associated with litigation, regulatory proceedings and government enforcement actions. Certain putative class action lawsuits have been asserted against us and certain of our officers and directors. No assurance can be given regarding the outcome of such litigation, and additional claims may arise. The investigation and Restatement and any settlements, payment of claims and other costs could lead to substantial expenses, may materially affect our cash balance and cash flows from operations and may divert management's attention from the Company's business. In addition, the Restatement of our financial statements could impact our reputation, including our relationships with our investors and our customers, our ability to hire and retain qualified personnel and, ultimately, our ability to generate revenue. Furthermore, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. We could be required to pay damages and might face remedies that could harm our business, financial condition and results of operations.

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

We May Suffer As A Result Of Product Liability Or Defective Products.

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of consumers despite proper testing. Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize some products.

We Rely On The Cooperation With Research Laboratories And Universities, And If These Institutions Cease To Cooperate With Us And We Cannot Find Other Suitable Substitute Research And Development Partners, Our Ability To Develop New Products May Be Hindered And Our Business May Be Adversely Affected.

We cooperate with several research institutions. We rely to a certain extent on these institutions for our development of new products. There is no assurance that these institutions will continue cooperating with us to develop new products. In the event that these institutions cease to cooperate with us and it cannot find other suitable substitute research and development partners, our ability to develop new products may be hindered and our business may be adversely affected.

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

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, obtaining government approvals, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. There is no assurance that the PRC government will continue to pursue these policies or that its position on these issues will not change without notice. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

The Ability Of Our Chinese Operating Subsidiaries To Pay Dividends May Be Restricted Due To Foreign Exchange Control Regulations Of China.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and substantially all of our revenues are generated in China, our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, we may not be able to access the Company’s PRC funds which may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

The Foreign Currency Exchange Rate Between U.S. Dollars And Renminbi Could Adversely Affect Our Financial Condition.

To the extent that we need to convert dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. dollar at that time. Conversely, if we decide to convert our Renminbi into dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiary in China would be reduced should the dollar appreciate against the Renminbi. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. As a result, from 1994 to July 2005, the value of the Renminbi relative to the U.S. dollar remained stable.  Countries, including the United States, argued that the Renminbi was artificially undervalued due to China’s monetary policies and pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar, and the value of the Renminbi relative to the U.S. dollar has appreciated since then. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. According to the National Bureau of Statistics of China, the inflation rate in China reached a 4.8% in 2007 and increased to a high point of 5.9% in 2008. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Recent PRC Regulations Relating To Acquisitions Of PRC Companies By Foreign Entities May Create Regulatory Uncertainties That Could Restrict Or Limit Our Ability To Operate. Our Failure To Obtain The Prior Approval Of The China Securities Regulatory Commission, Or The CSRC, For The Listing And Trading Of Our Common Stock On NYSE Amex Equities Could Have A Material Adverse Effect On Our Business, Operating Results, Reputation And Trading Price Of Our Common Stock.

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

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, CSRC and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Furthermore, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

Because we completed our restructuring before September 8, 2006, the effective date of the new regulation, we believe it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock on NYSE Amex Equities does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our initial public offering that was completed in June 2007, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds of subsequent offerings into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt future offerings before settlement and delivery of the Common Stock offered in such future offerings.  Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

Also, if the CSRC later requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our Common Stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

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

A Downturn In The Economy Of The PRC May Slow Our Growth And Profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices. The downturn in the Chinese economy and worldwide in 2008 has had an adverse impact on the financial condition of patients and hospitals, which in turn affects our pharmaceutical sales and collection of trade receivables.

If We Make Equity Compensation Grants To Persons Who Are PRC Citizens, They May Be Required To Register With The State Administration Of Foreign Exchange Of The PRC, Or SAFE. We May Also Face Regulatory Uncertainties That Could Restrict Our Ability To Adopt An Equity Compensation Plan For Our Directors And Employees And Other Parties Under PRC Law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

Prior to our initial public offering and listing of our common stock on the NYSE Amex Equities on June 14, 2007, there has been no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price of our common stock is highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control.

Due To Its Current Price, Our Common Stock Could Be At Risk Of Being Delisted By The NYSE Amex Equities.

Our common stock currently trades on NYSE Amex Equities (the “Exchange”). The Exchange, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock if it has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such shares within a reasonable time after being notified that the Exchange deems such action to be appropriate. In its review, the Exchange will consider all pertinent factors including, market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state or country of incorporation or of any governmental agency having jurisdiction over the issuer, the relationship to other Exchange policies regarding continued listing, and, in respect of securities of foreign issuers, the general practice in the country of origin of trading in low-selling price issues.  The delisting of our common stock by the Exchange would adversely affect the price and liquidity of our common stock.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock, As The Future Sale Of A Substantial Amount Of Outstanding Stock In The Public Marketplace Could Reduce The Price Of Our Common Stock.

In June 2007, we completed a public offering and sale of 460,000 shares of common stock. In addition, we registered 2,000,000 shares of common stock issued in a Private Placement, and all lock up restrictions regarding these shares have expired. We also registered 4,006,400 additional shares of common stock, effective September 19, 2007 (Registration No. 333-144959).

Additionally, the former stockholders of Shenghuo China may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  In general, pursuant to Rule 144, a non-affiliate stockholder who has satisfied a six month holding period may, under certain circumstances, sell shares under Rule 144 without any volume limitation. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

After March 31, 2009, no open market sales of securities covered by these registrations will be permitted (other than sales pursuant to Rule 144) until a new registration statement on Form S-1 is filed and becomes effective.

Our Failure To Timely File Certain Periodic Reports With The SEC Could Pose Risks To Our Business.

We did not timely file with the SEC our annual report on Form 10-K for fiscal year 2007 or our interim report on Form 10-Q for the first fiscal quarter of 2008. Consequently, we were not compliant with the reporting requirements under the Exchange Act or the requirements of the Exchange.  As a result of our failure to timely file these periodic reports with the SEC, we are ineligible to utilize Form S-3 and Form S-8 registration statements until such time as we have timely filed all required reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and certain current reports on Form 8-K) under the Exchange Act during the twelve calendar months and any portion of a month immediately before the filing of the registration statement. Until filings with the SEC have been timely made for a full year, we would be required to use Form S-1 for any potential registration statement, which is likely to be more costly and time-consuming.

Our Principal Stockholder Has Significant Influence Over Us.

Our largest shareholder, Lan’s Int’l Medicine Investment Co., Limited, or LIMI, beneficially owns or controls approximately 77.3% of our outstanding shares. Gui Hua Lan, our Chief Executive Officer, Feng Lan, our President, and Zheng Yi Wang, our Executive Director of Exports, are directors of LIMI and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang own 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares, and Lei Lan, our Executive Director of Sales, owns 9.37% of LIMI. We have other officers and directors who also hold equity interests in LIMI. LIMI has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. LIMI also has the power to prevent or cause a change in control. In addition, without the consent of LIMI, we could be prevented from entering into transactions that could be beneficial to it. The interests of LIMI may differ from the interests of our other shareholders.

The Interests Of The Existing Minority Shareholder In Shenghuo China May Diverge From Our Own Interests And This May Adversely Affect Our Ability To Manage Shenghuo China.

Shenghuo China, our principal operating subsidiary, is an equity joint venture in which we directly own a 94.95% interest and Kunming Dian Jiao Investment Consulting Co., Ltd., or Dian Jiao, owns the remaining 5.05% interest. Dian Jiao’s interest may not be aligned with our interest at all times. If our interests diverge, Dian Jiao may exercise its right under PRC laws and its consent rights to protect its own interest, which may be adverse to us and our investors. Further, should we wish to transfer our equity interest in Shenghuo China, in whole or in part, to a third-party, Dian Jiao has a right of first refusal under China’s joint venture regulations.

In addition to its statutory rights as a minority shareholder, Dian Jiao has additional rights under the joint venture contract and under the articles of association of Shenghuo China. The joint venture contract and articles of association require the consent of each of Shenghuo China’s shareholders and/or unanimous board approval on matters such as a major change in the business line of the company and expansion or amendment of the business scope of the company.

Dian Jiao has thus far been cooperative with us in handling matters with respect to the business of Shenghuo China. There is no assurance, however, that Dian Jiao will continue to act in a cooperative manner in the future.

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

Our internal control over financial reporting or disclosure controls and procedures currently have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting and disclosure controls and procedures. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting or disclosure controls and procedures may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure controls and procedures or other matters that may raise concerns for investors, as occurred in 2007 and 2008. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure controls and procedures may have an adverse impact on the price of our common stock.

As of December 31, 2008, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of our disclosure controls and procedures and concluded that our disclosure controls and procedures had significant deficiencies that resulted in material weaknesses in our controls and procedures, resulting in them being ineffective. These deficiencies consisted of: material adjustments related to the prior year audits were not recorded in the company’s accounting records that were necessary to reconcile the retained earnings to the prior year balances in accordance with U.S. GAAP; multiple material adjustments were made as a result of audit procedures performed by the external auditors, policies related to handling returned goods were not followed, formal board approvals were not obtained for capital expenditures and the duties of cashiers were not properly segregated. We expect to expend a significant amount of funds to address these deficiencies and there is no guarantee that we will be able to resolve these deficiencies, which may result in an adverse impact on the price of our common stock.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants.  We are currently required to conduct an annual assessment of our internal controls, and the attestation requirement of management’s assessment by our company’s independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment once they are required to do so, investor confidence and share value may be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

We have land use rights to two parcels of land with a total area of approximately 66.7 acres and own a 161,460 square foot factory. The land use rights for both parcels have terms of 50 years and end in 2048 and 2050. Our principal executive offices are located at No. 2, Jing You Road, Kunming National Economy & Technology Developing District, People’s Republic of China 650217.

ITEM 3. LEGAL PROCEEDINGS.

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422.  The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C.  By stipulation, the defendants currently have until April 12, 2009 to respond to the amended consolidated complaint.

The amended consolidated complaint alleges that the Company failed to take adequate steps to ensure its financial reporting comported with U.S. Generally Accepted Accounting Principles (“GAAP”) and, as a result, the Company was required to restate what are alleged to be materially false and misleading financials for accounting periods during the alleged class period from August 2007 through August 20, 2008. The amended consolidated complaint further alleges, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each of the actions seek an unspecified amount of damages under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.

The Company believes the allegations in the amended consolidated complaint are without merit, and intends to vigorously defend the class action lawsuits. The Company does not believe the outcome of this suit will have a material adverse effect on the Company. However, the Company is unable at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Commencing on June 14, 2007, our shares of common stock have been listed for trading on the Exchange under the ticker symbol “KUN.” As of March 15, 2009, we had 49 registered shareholders.

For the year ended December 31, 2008, the high and low sales prices for our common stock are as set forth below. The closing sales price of our common stock on March 27, 2009 was $0.37 per share.

	2008
	High	Low

4th Quarter	$1.89	$0.37
3rd Quarter	2.72	1.89
2nd Quarter	5.49	3.21
1st Quarter	7.45	3.12

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of us; and

•	General economic and other worldwide or national conditions.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and we currently intend to retain future earnings, if any, to finance the expansion of our business.  We do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We currently intend to retain our earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan

As of December 31, 2008, we did not have an equity compensation plan for employees, but we did award warrants to non-employee directors in 2007.

	# of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,000		4.20	-

Equity compensation plans not approved by securities holders	6,000	(1)	3.50	-

Total	46,000		-	-

(1) A total of 6,000 warrants were granted to two of our non-employee directors in 2007.

Recent sales of unregistered securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to repay certain bank loans due in 2009, general economic and business conditions; changes in foreign, political, social, and economic conditions; our expansion into the retail distribution of our cosmetic products; regulatory initiatives and compliance with governmental regulations; the ability to achieve further market penetration and additional customers; and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this report.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 87% of our sales for the year ended December 31, 2008 as compared to more than 90% of our sales for the year ended December 31, 2007.

We earn revenues mainly from the production and sale of our products and external processing. We hope to increase profits as a result of making new products and increasing sales, since the sale of products is our main source for generating cash. Our business involves a significant degree of risk as a result of the opportunities and challenges we face in selling our products. We have traditionally focused on research and development of products serving cardiovascular and cerebrovascular disease, peptic ulcer disease and health products markets.  However, we intend to devote additional resources to research and development and to continue to evaluate and develop additional high-tech product candidates to expand our pipeline where we perceive an unmet need and commercial potential and to improve existing products to enhance their efficacy.

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

Xuesaitong Soft Capsules, which has been listed in the National Insurance Catalogue and is subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Our three largest distributors are Guangzhou Pharmaceutical, Ltd.; Yunnan Province Pharmaceutical, LTD.; and Beijing Ai’xin Weiye Medicine, LTD, all of which accounted for 8.1%, 6.1% and 5.2% of our sales for the year ended December 31, 2008.

As of December 31, 2008, our medicine marketing team maintains sales offices or agents in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 600 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics.

We hope to further expand sales beyond China into other countries where our products could be affordable treatment options. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources to that end with the aim that our cosmetics products will account for a larger percentage of our revenue in the future.

Our business is capital intensive, and these research and development, marketing, sales network expansion and cosmetic product expansion initiatives will require us to expend significant cash resources, which could adversely affect our profitability and liquidity. We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. We have encountered a shortage of working capital and are exploring possible ways to address our short and long term cash needs.

We believe that among the most important economic or industry-wide factors relevant to our growth in the short term is the reform of the medical system in China and the adjustment of medicine prices, which will affect the sale of our main product, Xuesaitong Soft Capsules, in hospitals. In order to increase long-term growth, we have applied for the designation of Xuesaitong Soft Capsules as a medicine with “good quality worthy of high price,” which we received in February 2007. Currently, the Chinese government supports the medical system in urban and rural communities.

According to data from the Southern Medicine Economy Research Institute, the pharmaceutical industry in China grew about 27% on a year-over-year basis in 2008. This growth was driven by a number of favorable factors including improving standards of living from an increase in disposable income, an aging population, the improving access and higher participation in the State Basic Medical Insurance System, and the increase in government spending on public health care.

In January 21, 2009, the Chinese government announced a healthcare reform plan proposing the government spend upward of RMB850 billion over the next three years to make medical services and products more affordable and accessible to the entire population. We believe the successful implementation of the policies outlined in the plan will have a significant impact on the domestic pharmaceutical sector. There are five key tasks the healthcare reforms are aiming to address: 1) to expand medical insurance coverage and increase participation rate, 2) set up a national basic drug system, 3) establishment of an extensive public health system, 4) increasing the efficiency and improve the quality of basic medical services, especially in the rural areas, and 5) reform state-owned hospitals.

TCM, including prescription and over-the-counter pharmaceuticals, have been widely used in China for many years and are an important part of the overall Chinese culture. The recently announced healthcare reform plan contains measures and policies that we believe will help support and promote the growth and development of the domestic TCM market. TCM drug manufacturers are likely to benefit from this reform as we believe the government will add more TCM-related drugs to the national medicine catalog. In addition, we expect the government will focus on disease prevention as it rolls out the nationwide medical insurance coverage. The TCM market is a vibrant and growing industry despite the challenging economic environment and it will remain a part of mainstream medicine in China.

We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years.

In 2008, we expanded the geographic region in which our 12 Ways cosmetic products were sold to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of December 31, 2008, we have opened about 550 retail specialty counters in more than 30 cities. In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

There is potential for growth in production and sales due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because of the uncertainty of test results and clinical approvals. Over the last three years, the price of the main raw material we use - sanchi - has stabilized and is rising slightly, which will likely increase our cost of product sold.  In addition, our expected increased expenses for research and development, marketing and sales may have an adverse affect on future profit levels and available cash resources.

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

On June 18, 2007, the Board of Shenghuo China resolved to increase the registered capital of Shenghuo China by $734,348.09 from $9,665,017 to $10,399,800.  As a result, we own approximately 94.95% of the equity interests of Shenghuo China, and Kunming Dian Jiao Investment Consulting Co., Ltd. or Dian Jiao owns approximately 5.05% of the equity interests of Shenghuo China.

Recent Events

Restatement of Financial Statements for the Fiscal Year 2007 and the First Fiscal Quarter of 2008

During the third quarter of 2008, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) conducted an internal investigation based on preliminary information received from Hansen, Barnett & Maxwell, P.C. (“HBM”), the independent registered public accounting firm of the Company, regarding errors in the accounting for certain sales representative commission advances and trade receivables, the Company’s internal controls, the Company’s personnel involved and related matters. These errors resulted in the understatement of general and administrative expenses (the line item that includes bad debt allowance) and the resultant overstatement of net income and earnings per share. The errors also resulted in an overstatement of the deferred tax asset, which could adversely affect future operations and profit levels on a continuing basis.  The Audit Committee found no evidence to suggest that the accounting errors were made at the direction of, or with the knowledge or involvement of, the Company’s executive officers and management, and the Audit Committee determined that the actions of the two supervisors responsible for the errors were not intended to manipulate the Company’s reported results or financial statements.  The Company restated its financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 (the only periods found to have been impacted by the accounting errors) to correct the accounting errors. See Note 1 of Notes to the Financial Statements for information regarding the effect of the Restatement on the Company’s financial statements for the affected periods.

Based on the Audit Committee’s recommendations, the Company implemented the following remedial measures in order to prevent similar accounting errors from occurring in the future: (1) dismissed the two supervisors in the Company’s financial department who were responsible for the erroneous journal entries; (2) provided additional training in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and financial document production and record retention to the Company’s finance personnel and other personnel who provide financial data that is incorporated into the Company’s financial statements; (3) accelerated the process of improving its disclosure controls and procedures and internal controls over financial reporting (which included documentation of policies and procedures by the end of 2008 and will include implementation in January 2009 in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 following the COSO framework); and (4) replaced Qiong Hua Gao, the Company’s former Chief Financial Officer, with Wendy Fu as the new Chief Financial Officer, who is more experienced in the application of generally accepted accounting principles in the United States.

As previously reported in the Company’s Form 10KSB/A, filed on November 14, 2008, the effects of the Restatement of the financial statements for the fiscal year 2007 were as follows:

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

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for accounts and notes receivables, sales representative advances, advances to suppliers, accounts payable, accrued liabilities, and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

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

Accounts Receivable and Notes Receivable and Allowance for Doubtful Accounts - Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management’s judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. The Company believes that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold.

Notes receivable were $750,877 and $1,165,535 as of December 31, 2008 and 2007, respectively. The notes represent bank drafts that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bank drafts are non-interest bearing and due within six months. Such sales and purchasing agreements are consistent with industry practices in the PRC.

Sales Representative Advances - Sales representative advances are presented net of an estimated allowance for doubtful advances. Sales representative advances consist of business advances to sales representatives for travel and related expenses and various prepaid expenses mainly for market development. As time passes from when advances are made to sales representatives for travel and related expenses, the Company will create an allowance for these older receivables as the likelihood of collection from each particular sales representative decreases as their respective advances age. Long-term sales representative advances are not expected to be realized in the current operating period.

Credit Risk - The carrying amounts of accounts receivable and sales representative advances included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management’s estimations. The Company has its cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which, together with specific, complementary regulation to be issued in future regulations shall provide the implementation of measures for the bankruptcy of Chinese banks. In the event that these bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

Inventory - Inventories consist principally of pharmaceutical products and are stated at weighted average cost. When market value of the inventory products is lower than the weighted average cost, inventory is reduced to its net realizable value. The Company also holds inventory on consignment.

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

Intangible Assets - Acquisition costs of land use rights are capitalized at their acquisition costs and amortized using the straight-line method over their estimated useful lives. For those intangible assets with legal protection over a specific period, their useful life is the protected period. Assets that do not have legal protection periods are amortized over their estimated useful life. Research and development costs are expensed during the period incurred.

Impairment of Long-Lived Asset - The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2008, the Company does not consider any of its long-lived assets to be impaired.

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

Shipping and Handling Costs - Shipping and handling costs are included in selling expenses.

Research and Development Expense - We expense research and development expenses as incurred.  Revenue from research and development activities is recognized in accordance with revenue recognition policy as stated above. Because in many cases we cannot be assured that the terms of specific contracts can be fulfilled, we recognizes revenue only after all terms of a contract are complete.

Advertising Expense - We expense advertising costs as incurred.

Basic and Diluted Earnings per Share - Basic and diluted earnings per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. Potentially dilutive securities for the year ended December 31, 2008 include 46,000 warrants which were antidilutive due to losses of the Company. Using the treasury stock method, dilutive securities for the year ended December 31, 2008 include the effects of warrants for the respective periods outstanding during the year. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Years Ended December 31,
	2008	2007

Net (loss) income	$(4,642,909)	$1,720,387

Basic weighted-average common shares outstanding	19,679,400	19,387,619
Effect of dilutive securities:
Warrants	-	51,458
Diluted weighted-average common shares outstanding	19,679,400	19,439,077

(Loss) earnings per share:
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.09

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

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have an effect on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations in dollars and as a percentage of revenues for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008		2007
	In Dollars	Percent of Revenues	In Dollars	Percent of Revenues
	(dollar amounts in thousands, except for share and earnings per share data)
Sale of Products	$28,691	100.0%	$19,974	100.0%
Cost of Products Sold	7,694	26.8%	5,038	25.2%

Gross Profit	20,997	73.2%	14,936	74.8%

Operating Expenses:
Selling expense	13,275	46.3%	6,841	34.2%
General and administrative expense	10,856	37.8%	5,878	29.4%
Research and development expense	339	1.2%	272	1.4%
Total Operating Expenses	24,470	85.3%	12,991	65.0%

Income(loss) from Operations	(3,473)	-12.1%	1,945	9.7%

Other Income (Expense):
Interest income	7	0.0%	22	0.1%
Income from research and development activities	409	1.4%	448	2.2%
Interest expense	(1,310)	-4.6%	(946)	-4.7%
Non-operating expenses	(73)	-0.3%	(78)	-0.4%
Net Other Expense	(967)	-3.4%	(554)	-2.8%

Income (loss) Before Income Taxes	(4,440)	-15.5%	1,391	7.0%
Benefit from (provision for) income taxes	(438)	-1.5%	449	2.2%
Minority interest in income of subsidiaries	235	0.8%	(120)	-0.6%

Net Income (loss)	$(4,643)	-16.2%	$1,720	8.6%

Foreign currency translation adjustment	727	2.5%	709	3.5%
Comprehensive Income (loss)	$(3,916)	-13.7%	$2,429	12.1%

Earnings Per Share
Basic	$(0.24)		$0.09
Diluted	$(0.24)		$0.09
Weighted-Average Shares Outstanding
Basic	19,679,400		19,387,619
Diluted	19,679,400		19,439,077

Fiscal Years Ended December 31, 2008 and 2007

Sale of products:  Sale of products for the year ended December 31, 2008 was approximately $28.69 million, which is $8.72 million more than our sale of products of approximately $19.97 million for the year ended December 31, 2007, reflecting a 44% increase. We achieved the increase by expanding business to more cities and provinces. Specifically, the increase is due to (i) an increase of $6.5 million in revenue from our main product, Xuesaitong Soft Capsules and two other prescription drugs; (ii) an increase of $0.68 million in revenue from other pharmaceuticals and export to other countries; (iii) an increase of $0.95 million in revenue from our 12 Ways cosmetic products; (iv) fluctuations in foreign exchange rates; and (v) other retail sales of $0.5 million.

Cost of products sold:  Our costs of products sold for the year ended December 31, 2008 was approximately $7.69 million, an increase of approximately $2.65 million from approximately $5.04 million for the year ended December 31, 2007. The increase in the cost of products sold is due to the increase in sales of our products and a slight increase in production costs per unit in 2008 compared to 2007, because of the increase in the price of our main raw material and other ingredients.

Gross profit:  Our gross profit for the year ended December 31, 2008 was approximately $21 million as compared to approximately $14.94 million for the year ended December 31, 2007. Gross profit as a percentage of revenues was approximately 73.18% for the year ended December 31, 2008, which is a decrease as compared to 74.78% for the year ended December 31, 2007. The lower margin in 2008 was due to higher production costs.

Selling expense:  Selling expenses were approximately $13.27 million for the year ended December 31, 2008, an increase of $6.4 million, or 94%, from approximately $6.84 million for the year ended December 31, 2007. As a percentage of total revenue, selling expense was 46.27% for the year ended December 31, 2008, as compared to 34.24% for the year ended December 31, 2007. The primary reasons for the increase are (i) an increase of $4.2 million of commissions that we paid to sales representatives and sales offices in an effort to stimulate the sales in existing and new markets; (ii) an increase of $1.8 million in advertising of new products, particularly in our cosmetics line; and (iii) the impact of the fluctuation in foreign exchange rate and other expenses of $0.4 million.

General and administrative expense:  General and administrative expenses were $10.85 million for the year ended December 31, 2008, an increase of approximately $4.98 million, or 8.4% as a percentage of sale of products, from approximately $5.88 million for the year ended December 31, 2007. The increase was primarily a result of an increase in legal, auditing and other expenses related to being a public company and an increase in management expenses due to the expansion of business. In 2008, we incurred one-time, additional auditing and legal fees because of the internal investigation conducted by the Audit Committee of the Company regarding the accounting errors identified by our independent auditor, resulting in the restatement of our financial statements for fiscal year 2007 and the first fiscal quarter of 2008. In 2008 we accrued additional bad debt allowance as a result of worsening economic conditions and customers’ diminishing ability to pay.

Research and development expense:  Research and development expense for the year ended December 31, 2008 was approximately $338,546 as compared to approximately $272,295 for the year ended December 31, 2007. The increase was primarily due to our efforts to enhance our product development, which we expect to continue over the next few years. Our goal is to develop innovative and competitive pharmaceuticals and cosmetic products by applying traditional Chinese medicine theory and modern technology.

Net other expense:  Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $967,150 for the year ended December 31, 2008 as compared to $553,935 for the year ended December 31, 2007, an increase of $413,215. The increase in net other expense was primarily due to an increase in interest expense for outstanding bank loans.

Benefits from (Provision for) income taxes:  Provision for income taxes was approximately $438,279 for the year ended December 31, 2008 as compared to a benefit from income tax of approximately $449,198 for the year ended December 31, 2007. The provision for income taxes was related to the effect of reduction in statutory rates from 33% to 25% and other changes in valuation allowance.

Net income (loss): Net loss was $4.6 million for the year ended December 31, 2008 as compared to approximately $1.7 million of net income for the year ended December 31, 2007. Considering the foreign currency translation adjustments of approximately $727,169 and $708,770 for the years ended December 31, 2008 and 2007, respectively, comprehensive loss of $3.9 million and comprehensive income of $2.4 million was realized for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

General - As of December 31, 2008, we had cash and cash equivalents of $ 1.6 million. We have historically financed our business operations through bank loans, in addition to equity offerings. As of December 31, 2008, we had borrowed from banks and other institutions and had amounts of approximately $9.85 million in short-term notes payable, $3.6 million of which is due in April 2009 and $5.8 million of which is due in August 2009. As of December 31, 2008, we had also borrowed $ 3.24 million in our current portion of long-term debt. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below which is secured by a pledge by Lan’s International Medicine Investment Co Ltd. (“LIMI”) of its shareholding in China Shenghuo (KUN).

The following schedule summarizes our short-term obligations and respective balances at December 31, 2008 and 2007:

	December 31,
	2008	2007
Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$72,948	$68,360
Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,182	70,455
Short-term note payable to a bank, interest at 7.47%, matures April 2009, secured by property	3,647,399	-
Short-term note payable to a bank, settled during 2008	-	1,367,222
Short-term note payable to a bank, settled during 2008	-	3,418,056
Short-term note payable to a government development zone, interest at 2.43%, due on demand, secured by property	218,844	410,167
Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	5,835,838	-
Total short-term notes payable	$9,850,211	$5,334,260

For the year ended December 31, 2008, the net decrease in cash and cash equivalents was approximately $1.2 million. The decrease was mainly due to the use of funds for financing in the amount of $3.0 million offset by cash provided by operations of $1.9 million. The following table provides summary information about net cash flow for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008	2007
	(in thousands)

Net cash provided by (used in) operating activities	$1,947	$(5,037)

Net cash (used in) provided by investing activities	(304)	378

Net cash (used in) provided by financing activities	(3,009)	3,563

Cash and Cash Equivalents at End of Period	$1,612	$2,801

Operating Activities:  Net cash provided by operating activities for the year ended December 31, 2008 was approximately $1.9 million, as compared to cash used by operating activities of $5 million for the year ended December 31, 2007. The increase in cash provided was primarily due to the improved management of working capital. There was a decrease in cash used for accounts and notes receivable, other current assets, advances to suppliers, sales representative advances and inventory.  There was also an increase in cash provided in accounts payable, accrued expenses, advances and deposits from customers and tax and related payables.

Investing Activities: Net cash used by investing activities was $304,426 for the year ended December 31, 2008, as compared to net cash provided in the amount of $377,621 for the year ended December 31, 2007. The net cash used by investing activities in 2008 was due to capital expenditures.

Financing Activities:  Net cash used by financing activities was approximately $3.0 million for the year ended December 31, 2008 compared to $3.6 million provided from financing activities for the year ended December 31, 2007. The cash used by financing activities was primarily due to the repayment of short and long-term bank loans, which was partially offset by proceeds from short and long-term bank loans. The cash provided by financing activity in 2007 was from sale of stock in June 2007 and net proceeds from short and long-term bank loans.

Working Capital

Although the Company has had a history of positive income, working capital and retained earnings, the Company incurred a net loss for the year ended December 31, 2008 of $4.6 million and net cash provided by operating activities of $1.9 million and used funds in financing activities of $3.0 million. As a result, during the year ended December 31, 2008, the cash and cash equivalent decreased $1.2 million. The Company has $9.5 million in short term loans that mature in 2009.

As of December 31, 2008, our accounts receivable and notes receivable (less allowance for doubtful accounts of $4.8 million) were $9.1 million, a decrease of $1.4 million, or 14%, as compared to our accounts receivable of $10.6 million (net of allowance for doubtful accounts of $3.2 million) as of December 31, 2007. In 2008, because of the worsening economic condition in China due to the financial crisis worldwide, we wrote off accounts receivable aging over two years that were fully accrued for bad debt allowance. We also accrued additional bad debt allowance as a result of worsening economic conditions and customers’ diminishing ability to pay. Any recovery of the debts written off in the future will be recorded as income. The collection period of our accounts receivable typically runs from nine months to one year, consistent with the relatively long collection period in our industry.

Our company normally requires one to two months to deliver products once an order is placed. Inventory increased during the year ended December 31, 2008 slightly by $162,269 over inventory as of December 31, 2007. The increase was primarily due to currency exchange fluctuations offset somewhat by a decrease in inventory. We purchased a significant amount of Sanchi, which is our main raw material for products. In order to avoid a risk of spoilage by storing the Sanchi in our warehouse, our production department purified the Sanchi into powder for storage. As a result, inventory increased. Moreover, our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance, and for some suppliers we must maintain a deposit for future orders. As of December 31, 2008, our advance payments to our suppliers totaled approximately $446,168. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. During the course of business, we reduce the deposit requirement for some customers with good credit.

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

One of our bank loans of $3.65 million from China Construction Bank is due in April 2009 and another bank loan of $5.84 million from China Agriculture is due in August 2009. We expect to rollover these loans, and expect funds from existing and rolled over bank loans and cash generated from operations to provide us with sufficient capital for a sustainable operation; we may also require additional capital for acquisitions or for the operation of the combined companies. There can be no assurance that such funding will be available. There can be no assurance that the bank loans due in April and August 2009 will be rolled over by the lenders. As of the date of this report, we have no material commitments for capital expenditures.

We make significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and gain new customers. We believe the sales representatives are able to expand into new markets and obtain new customers if they have advanced funds for their travel, meals, and other incidental expenses that arise over the time they perform their functions as sales representatives. There are some sales representative advances that have aged significantly and, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. When we make advances to sales representatives, we require that our selling offices sign advance agreements with sales representatives to arrange the specific purpose of the advance, the amount of the advance, and the term of the advance. Our finance department records the detail of advances and checks the remaining balance with sales representatives every month. We also supervise the repayment of the advances. For sales representatives who refuse to pay off the advances, we attempt to collect on the advances and decrease the risk of bad debt as much as possible by withholding sales commissions, warning delinquent sales representatives, and by other valid means of collection. We also added punitive measures for overdue advances to the advance agreement.

Current and long-term sales representative advances were approximately $9.3 million at December 31, 2008 and $8.8 million as of December 31, 2007, an increase of $0.5 million, or 6%. The increase was due to us advancing more money to sales representatives to encourage them to expand their markets and increase sales. As of December 31, 2008, the gross amount of sales representative advances was $12.9 million, and as of December 31, 2007 it was $11.2 million, an increase of $1.7 million. We employed more sales representatives, and, as a result, we made more advances to sales representatives in an attempt to encourage and assist sales representatives to expand into new selling markets and gain new customers. Because of the increase in the balance of sales representative advances, we, in compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, accrued a larger allowance for the increased sales representative advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of sales representative advances for the years ended December 31, 2008 and 2007.

	For the year ended December 31, 2008	For the year ended December 31, 2007

Gross amount of sales representative advances	$12,921,134	$11,210,881
Allowance for doubtful accounts	3,620,048	2,447,033
Net amount	$9,301,086	$8,763,848

As of December 31, 2008, we had accrued taxes and related payables of $1.2 million that included Value Added Taxes, or VAT taxes. The newly issued Enterprise Income Tax law unifies income tax rates for all types of enterprises in China. From 2009, the same tax rate applies to all enterprises. However, a transition period is allowed for enterprises that had been granted favorable tax rates before the law became effective. One of our majority owned subsidiaries had been granted tax exemption period and favorable tax treatment for three years after the exemption period. 2008 was the last year of tax break period for this subsidiary. We believe that we will have sufficient cash flows from operations to meet the accrued tax liabilities.

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

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily fixed interest rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated by reference to the Consolidated Financial Statements beginning at page F-1 at the end of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Lan Gui Hua our Principal Executive Officer, and Wendy Fu, our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  In the course of its audit work for 2008, our accountants identified significant deficiencies, resulting in material weaknesses in our financial reporting process described below and management identified additional significant deficiencies. These matters were reported to our Board of Directors and Audit Committee by management in March 2009:

▪
Material adjustments related to the prior year audits were not recorded in the company's accounting records that were necessary to reconcile the retained earnings to the prior year balances, which is a material weakness.

▪	Multiple material adjustments were made as a result of audit procedures performed, which is a material weakness.

▪	Sales department and warehouse department failed to follow the policy of returned goods to timely handle the returned goods from customers, which is a material weakness.

▪
Capital expenditures were discussed and approved at management meetings at which some directors of the board of directors attended but no formal board approval procedure were followed, which is a significant deficiency.

In addition, the duties of the cashiers in our financial department were not properly segregated, which is a significant deficiency in our internal controls.

In order to correct the foregoing material weaknesses, we have taken the following remediation measures during and after the fourth quarter of 2008:

▪
We maintained a separate, independent set of accounting records to record all U.S. GAAP audit adjustments from 2008 along with the local GAAP accounting records so as to reconcile our records according to US GAAP.

▪	We enhanced our book closing procedure to including a review of all account balances for material adjustment.

▪	We have started to implement adequate segregation of duties in financial function which will separate duties of accessing to property and assets from preparing or recording accounts.

▪
We have recently established an internal audit function to strengthen the overall internal control environment and to monitor compliance with the Company’s policies and procedures by all departments. The current skill and experience mix of the internal audit staff. However, this may not ensure an effective internal audit function. The Company has restructured the internal audit team to oversee the implementation of our internal controls over financial reporting. The internal audit department is independent and reports directly to the audit committee.

▪	We have developed a policy to require board of directors’ written resolutions to approve all important capital expenditures.

In addition, we have allocated significant financial and human resources to strengthen the internal control structure.

We believe that the foregoing steps help us remediate the material weakness identified above and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weakness in our internal control over financial reporting that causes them to believe that any material inaccuracies or errors existed in our financial statements as of December 31, 2008. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission, other than those that were corrected in connection with the Restatement to address the accounting errors in the financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement.

PART IV

ITEM15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

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

10.12*
Form of Independent Director’s Agreement, entered into by the Company with each of Gene Michael Bennett, Mingyang Liao, Yunhong Guan, Jason Zhang and Xiaobo Sun (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

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

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registration Statement on Form SB-2 on Form S-3 filed with the Securities and Exchange Commission on September 18, 2007).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* *	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)
March 31, 2009	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gui Hua Lan
Date: March 31, 2009	Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Wendy Fu
Date: March 31, 2009	Wendy Fu, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Feng Lan
Date: March 31, 2009	Feng Lan, President and Director

/s/ Zheng Yi Wang
Date: March 31, 2009	Zheng Yi Wang, Executive Director of Exports, Corporate Secretary and Director

/s/ Yunhong Guan
Date: March 31, 2009	Yunhong Guan, Director

Date: March 31, 2009	Mingyang Liao, Director

/s/ Jason Yuanxin Zhang
Date: March 31, 2009	Jason Yuanxin Zhang, Director

/s/ Xiaobo Sun
Date: March 31, 2009	Xiaobo Sun, Director

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Shenghuo Pharmaceutical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Shenghuo Pharmaceutical Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shenghuo Pharmaceutical Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah March 31, 2009

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS:
Current Assets:
Cash and cash equivalents	$1,612,054	$2,800,641
Accounts and notes receivable, less allowance for doubtful accounts of $4,834,745 and $3,218,661, respectively	9,108,703	10,567,672
Sales representative advances, less allowance for doubtful accoutns of $2,955,516 and $729,955, respectively	8,637,653	8,249,806
Advances to suppliers	446,168	669,858
Inventory, net of reserve for obsolescence of $147,978 and $136,359, respectively	4,287,462	4,125,193
Receivable from related parties	-	27,555
Other current assets	41,177	159,657
Total Current Assets	24,133,217	26,600,382
Property, plant and equipment, net of accumulated depreciation of $5,341,933 and $4,247,993, respectively	7,581,664	7,573,204
Intangible assets, net of accumulated amortization of $71,456 and $42,957, respectively	665,959	648,090
Long-term sales representative advances, less allowance for doubtful accoutns of $664,532 and $1,717,078, respectively	663,433	514,042
TOTAL ASSETS	$33,044,273	$35,335,718

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$1,293,460	$745,514
Accrued expenses	2,721,082	2,017,748
Deposits	5,550,502	3,439,892
Payable to related parties	148,575	94,939
Short-term notes payable	9,850,211	5,334,260
Advances from customers	222,609	119,287
Taxes and related payables	1,236,574	855,084
Current portion of long-term debt	3,245,685	4,101,667
Total Current Liabilities	24,268,698	16,708,391
Long-Term Debt	1,131,193	6,836,111
Total Liabilities	25,399,891	23,544,502

Minority Interest in Net Assets of Subsidiaries	248,224	479,318

Stockholders' Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,679,400 and 19,679,400 outstanding, respectively	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Statutory reserves	147,023	147,023
Retained (deficit) earnings	(603,572)	4,039,337
Accumulated other comprehensive income, foreign currency translation	1,656,812	929,643
Total Stockholders' Equity	7,396,158	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,044,273	$35,335,718

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	Years Ended
	December 31,
	2008	2007

Sale of Products	$28,690,509	$19,973,918
Cost of Products Sold	7,693,635	5,038,290
Gross Profit	20,996,874	14,935,628

Operating Expenses:
Selling expense	13,274,942	6,840,824
General and administrative expense	10,856,184	5,877,948
Research and development expense	338,546	272,295
Total Operating Expenses	24,469,672	12,991,067

(Loss) Income from Operations	(3,472,798)	1,944,561

Other Income (Expense):
Interest income	7,755	22,431
Income from research and development activities	408,500	448,254
Interest expense	(1,309,984)	(946,456)
Non-operating expenses	(73,421)	(78,164)
Net Other (Expense)	(967,150)	(553,935)

(Loss) Income Before Income Taxes	(4,439,948)	1,390,626
Income tax (expense) benefit	(438,279)	449,198
Minority interest in loss (income) of subsidiaries	235,318	(119,437)
Net (Loss) Income	$(4,642,909)	$1,720,387
Foreign currency translation adjustment	727,169	708,770
Comprehensive (Loss) Income	$(3,915,740)	$2,429,157

(Loss) Earnings Per Share
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.09
Weighted-Average Shares Outstanding
Basic	19,679,400	19,387,619
Diluted	19,679,400	19,439,077

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional		Retained	Other	Total
	Common Stock		Paid-in	Statutory	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserves	(Deficit)	Income	Equity
Balance, December 31, 2006	19,119,400	$1,912	$4,829,633	$147,023	$2,318,950	$220,873	$7,518,391
Shares issued in public offering , net of costs	460,000	46	1,094,336	-	-	-	1,094,382
Exercise of warrants for cash	100,000	10	249,990	-	-	-	250,000
Issuance of warrants for services	-	-	19,968	-	-	-	19,968
Net income for the year	-	-	-	-	1,720,387	-	1,720,387
Foreign currency translation adjustment	-	-	-	-	-	708,770	708,770

Balance, December 31, 2007	19,679,400	1,968	6,193,927	147,023	4,039,337	929,643	11,311,898
Net loss for the year	-	-	-	-	(4,642,909)	-	(4,642,909)
Foreign currency translation adjustment	-	-	-	-	-	727,169	727,169

Balance, December 31, 2008	19,679,400	$1,968	$6,193,927	$147,023	$(603,572)	$1,656,812	$7,396,158

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$(4,642,909)	$1,720,387
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt provision	2,371,559	3,725,276
Depreciation and amortization	821,574	676,547
Deferred income taxes	-	526,849
Minority interest in income of subsidiaries	(235,318)	119,437
Warrants issued for services	-	19,968
Change in current assets and liabilities:
Accounts and notes receivable	755,997	(2,052,913)
Sales representative advances	(943,163)	(6,854,600)
Advances to suppliers	264,467	(595,358)
Inventory	112,744	(1,311,644)
Other current assets	120,381	(140,750)
Accounts payable	490,195	(68,893)
Accrued expenses and deposits	2,418,749	1,607,130
Advances from customers	93,839	(236,998)
Taxes and related payables	319,086	(2,171,207)
Net Cash Provided by (Used in) Operating Activities	1,947,201	(5,036,769)

Cash Flows from Investing Activities:
Capital expenditures	(304,426)	(176,453)
Receivable from related parties	-	67,018
Restricted cash	-	487,056
Net Cash (Used in) Provided by Investing Activities	(304,426)	377,621

Cash Flows from Financing Activities:
Payable to related parties	78,588	(312,391)
Proceeds from short and long-term loans	5,745,269	15,491,257
Payments on short and long-term loans	(8,833,351)	(12,960,626)
Issuance of common stock for cash	-	1,094,382
Proceeds from exercise of warrants	-	250,000
Net Cash (Used in) Provided by Financing Activities	(3,009,494)	3,562,622

Effect of exchange rate changes on cash	178,132	205,729
Net Decrease in Cash and Cash Equivalents	(1,188,587)	(890,797)
Cash and Cash Equivalents at Beginning of Period	2,800,641	3,691,438
Cash and Cash Equivalents at End of Period	$1,612,054	$2,800,641

Supplemental Information
Cash paid for interest	$1,232,257	$781,030
Cash paid for income taxes	-	98,357

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Organization – The Company owns a 93.75% equity interest of Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). All of these entities are formed in and operate within the PRC. In August 2007, Shenghuo established a wholly owned subsidiary in the PRC named Pingbian Shenghuo Nanyao Development Co., LTD. (“Pingbian Shenghuo”). In November 2008, the Company obtained approval from the government to dissolve Pingbian Shenghuo.  There were no material operations for Pingbian Shenghuo for the years ended December 31, 2008 or 2007.

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

Fair Value of Financial Instruments — The carrying amounts reported in the consolidated balance sheets for accounts and notes receivables, employee advances, advances to suppliers, accounts payable, accrued liabilities, and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Notes receivable were $750,877 and $1,165,535 as of December 31, 2008 and 2007, respectively. The notes represent bank drafts that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bank drafts are non-interest bearing and are due within six months.  Such sales and purchasing arrangements are consistent with industry practices in the PRC.

Sales Representative Advances – Sales representative advances are presented net of an estimated allowance for doubtful advances. As time passes from when advances are made to sales representatives for travel and related expenses, the Company will create an allowance for these older receivables as the likelihood of collection from each particular sales representative decreases as their respective advances age.  Long-term sales representative advances are not expected to be realized in the current operating period.

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

Impairment of Long-Lived Asset - The Company reviews its long-lived assets, including intangibles, for impairment at least annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2008, the Company does not consider any of its long-lived assets to be impaired.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Deposits and Accrued Expenses –Accrued expenses consists of accrued commission expense, accrued payroll expense, and accrued welfare expense. Deposits consist of funds paid by the sales representatives to obtain the Company’s products to sell.  The Company retains these deposits during the time the sales representatives provide services to the Company.  When the sales representatives terminate sales services, the deposits are returned to the sales representatives. The Company records deposits from sales representatives when payments are received.

Advances to Suppliers and Advances from Customers – The Company will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $446,168 and $669,858 as of December 31, 2008 and 2007, respectively. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $222,609 and $119,287 as of December 31, 2008 and 2007, respectively and are recognized in revenue when delivery has occurred.

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

Shipping and Handling Costs – Shipping and handling costs are paid by customers for goods shipped out and are recorded as selling expenses.

Research and Development – The Company charges research and development costs to operations in the period incurred.  The Company recognizes revenue from research and development activities in accordance with the revenue recognition policy as stated above. Because in many cases the Company cannot be assured that the terms of specific contracts can be fulfilled, the Company recognizes revenue only after all terms of a contract are complete.

Advertising –Advertising expense was $2,135,558 and $330,937 for the years ended December 31, 2008 and 2007, respectively.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Basic and Diluted Earnings per Share – The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the year ended December 31, 2008 include 46,000 warrants which were antidilutive due to losses of the Company.  Using the treasury stock method, dilutive securities for the year ended December 31, 2007 include the effects of warrants for the respective periods outstanding during the year.  The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Years Ended December 31,
	2008	2007

Net (loss) income	$(4,642,909)	$1,720,387

Basic weighted-average common shares outstanding	19,679,400	19,387,619
Effect of dilutive securities:
Warrants	-	51,458
Diluted weighted-average common shares outstanding	19,679,400	19,439,077

(Loss) earnings per share:
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.09

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

Credit Risk – The carrying amounts of accounts receivable and sales representative advances included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains allowances for doubtful accounts and believes its current reserves are adequate.

The Company has its cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which, together with more specific, complementary regulations to be issued in the future, shall provide the implementation for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Business Condition and Liquidity –Although the Company has had a history of positive income, working capital and retained earnings, the Company has incurred a net loss for the year ended December 31, 2008 of $4.6 million and net cash provided by operating activities of $1.9 million and used funds in financing activities of $3.0 million.  As a result, during the year ended December 31, 2008, the cash and cash equivalents have decreased $1.2 million. As shown in Note 6, the Company has $9.5 million in short term loans that mature in 2009. Additionally, as discussed in Note 10, putative class action lawsuits have been asserted against the Company, and the Company is responding to a voluntary document request from the SEC.

The Company has expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing in fiscal 2008. The net loss recognized in 2008 was primarily caused by increased legal, auditing, expenses related to assisting sales representatives and marketing expenses.  In addition, the Company has been forced to give significant attention to the internal investigation conducted by the Audit Committee and has to address class action lawsuits noted above.  The Company believes that it will remedy these matters and will be able to return to its normal operations in the near future, but the Company cannot give any assurance that this will be the case.

Recently Enacted Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have an effect on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on its consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on the Company’s financial statements.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31,
	2008	2007

Raw materials	$1,061,465	$871,425
Work-in-process	2,003,825	1,797,379
Finished goods	648,074	786,235
Product on consignment	722,076	806,513
Total Inventory	$4,435,440	$4,261,552
Less: Provision for obsolescence	(147,978)	(136,359)
Net Inventory	$4,287,462	$4,125,193

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2008	2007

Buildings and land use rights	$6,130,852	$5,745,353
Machinery	5,724,217	5,234,388
Other equipment	477,315	429,985
Vehicles	445,166	411,471
Construction in process	146,047	-
Total	12,923,597	11,821,197
Less accumulated depreciation	(5,341,933)	(4,247,993)
Net property, plant and equipment	$7,581,664	$7,573,204

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Asset	(years)
Buildings and land use rights	30 - 50
Machinery	3 - 20
Other equipment	3 - 10
Vehicles	3 - 10

Depreciation and amortization expense was $821,574 and $676,547 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 – INTANGIBLE ASSETS

At December 31, 2008 the Company’s intangible assets consist of land use rights that were not currently being utilized but were held for future use as building sites. When utilized in the construction of buildings, the land use rights are reclassified as property, plant and equipment and are depreciated using the straight-line method over the remainder of their 50-year life. Estimated aggregate future amortization expense for the succeeding five years and thereafter as of December 31, 2008 is as follows:

2009	$25,219
2010	25,219
2011	25,219
2012	25,219
2013	25,219
Thereafter	539,864

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

NOTE 6 – NOTES PAYABLE

The Company’s notes payable consist of short and long-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes the Company’s debt obligations and respective balances at December 31, 2008 and 2007:

	December 31,
	2008	2007
Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$72,948	$68,360
Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,182	70,455
Short-term note payable to a bank, interest at 7.47%, matures April 2009, secured by property	3,647,399	-
Short-term note payable to a bank, settled during 2008	-	1,367,222
Short-term note payable to a bank, settled during 2008	-	3,418,056
Short-term note payable to a government development zone, interest at 2.43%, due on demand, secured by property	218,844	410,167
Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	5,835,838	-

Total short-term notes payable	$9,850,211	$5,334,260

	December 31,
	2008	2007
Long-term note payable to a bank, settled in 2008, secured by shareholder	$-	$6,836,111
Long-term note payable to a bank, interest at 8.316%, matures April 2010	1,458,959	-
Long term note payable to a bank, interest at 6.57%, matures March 2010, secured by property	2,917,919	4,101,667
Total long-term debt	4,376,878	10,937,778
Less current maturities of long-term debt	3,245,685	4,101,667
Long-term notes payable, net of current portion	$1,131,193	$6,836,111

Past due notes payable	$294,026	$480,622

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The Company’s short and long-term debt obligations and respective balances at December 31, 2008 are payable as follows:

2009	12,935,258
2010	1,291,831
$14,227,089

On August 17, 2007, the Company received a loan for $6,651,094 from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.72% which is due quarterly. The loan was for working capital and is guaranteed by Lan's International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 78% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of the Company’s loan.

NOTE 7 – STOCKHOLDERS’ EQUITY

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund.  Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of December 31, 2008 and 2007.

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

American Stock Exchange Non-compliance - On August 21, 2008 the Company received a deficiency letter from the American Stock Exchange (“AMEX”) stating that the Company was no longer in compliance with their listing standards and suspended trading the Company’s stock. As a result of an investigation authorized by the Audit Committee of the Board of Directors of the errors in the accounting for accounts receivable and sales representative advances in 2007, the Company failed to timely file its Quarterly report on Form 10-Q for the quarter ended June 30, 2008 with the Securities and Exchange Commission.  In order to maintain its AMEX listing, the Company had to submit a plan  by September 4, 2008, outlining actions the Company had taken, or will take, to regain compliance with the continued listing standards of AMEX, including submission of all required Securities and Exchange Commission filings, by no later than November 19, 2008.

Pursuant to the Deficiency Letter, if AMEX were to determine that the Company made a reasonable demonstration in the Plan of an ability to regain compliance with all applicable continued listing standards by November 19, 2008, AMEX would accept the Plan. As of December 31, 2008, the Plan had been timely submitted by the Company and accepted by AMEX at which time trading of the Company’s stock recommenced.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Issuance of Warrants - On September 25, 2007, pursuant to agreements with the two of the Company’s independent directors, the Company issued each independent director 3,000 five-year warrants at an exercise price of $3.50 per share.  The Warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, estimated life of 5 years, closing market price of $4.84, volatility of 72.4% and a risk-free interest rate of 4.26%. This resulted in a fair value of $3.328 per warrant for a total value of $19,968 for the 6,000 warrants. The warrants vested immediately upon issuance.

Exercise of Warrants - During 2007, the Company received proceeds of $250,000 upon the exercise of the warrant to purchase 100,000 shares of common stock at $2.50 per share.

The following summarizes the outstanding warrants as of December 31, 2008:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$3.50	6,000	3.7	6,000
$4.20	40,000	3.5	40,000
	46,000		46,000

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, the Company had receivables due from officers in the amount of $0 and $27,555, respectively.

At December 31, 2008 and 2007 the amounts payable to officers were $148,575 and $94,939, respectively.  These amounts are due on demand and do not accrue interest.

During 2007 the Company entered into a loan agreement with a bank which is secured by shares of the Company owned by the Company’s principal shareholder.  See Note 6.

NOTE 9 – INCOME AND OTHER TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The principle of group consolidation for tax purposes does not exist in China. This means that the Company pays tax on all profits realized by its subsidiaries, but cannot offset the losses of its subsidiaries. These losses can only be carried forward in the same company.

The Company is not subject to any income taxes in the United States, but was subject to corporate income tax in the PRC at a combined rate of 25% for 2008 and 30% and a local income tax rate of 3% for 2007. However, because the Parent is located in a special region, it has a 15% corporate income tax rate and has been granted a “tax holiday” during which it will pay no income taxes through December 31, 2008. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (“EIT Law”), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

As a result of the above change in the income tax laws, the Parent had a 15% rate with a tax holiday for 2008 and will have a favorable rate of 50% of the tax rates in effect during fiscal 2009 through 2011 as determined by the PRC government and the regional tax authorities. The phase-in income tax rate is 18% for 2009, 20% for 2010, 22% for 2011, 24% for 2012, and 25% for 2013 and after. Medicine, Import/Export, Cosmetics, Beisheng and Pingbian Shenghuo are taxed at the new 25% rate effective January 1, 2008.

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

Undistributed earnings of the Company’s foreign subsidiaries since acquisition amounted to approximately $1.77 million at December 31, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $8.73 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. The Company has U.S. net operating loss carryforwards of approximately $2.86 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

	December 31,
	2008	2007

VAT taxes	$533,533	$740,403
Income taxes	655,476	58,562
Other taxes	47,565	56,119
Total taxes and related payables	$1,236,574	$855,084

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

The temporary differences and carryforwards which give rise to the deferred income tax asset are as follows:

	December 31,
	2008	2007

Net operating loss carryforwards	$3,256,071	$893,720
Allowance for doubtful trade receivables	562,976	934,521
Allowance for doubtful other receivables	405,149	672,481
Inventory obsolescence reserve	13,881	5,096
Total deferred income tax assets	4,238,077	2,505,818
Valuation allowance	(4,238,077)	(2,505,818)
Net deferred income tax asset	$-	$-

Following is a reconciliation of income taxes calculated at the federal and local statutory rates to actual income tax expense:

	For the Years
	Ended December 31,
	2008	2007

Tax at statutory rate of 25% and 33%	$(929,079)	$411,842
Effect of favorable rate	86,240	(1,732,456)
Effect of reduction in statutory rates	(293,479)
Tax refund from government	-	(976,048)
Other change in valuation allowance	1,574,597	1,847,464
Provision for (benefit from) income taxes	$438,279	$(449,198)

The provision for income taxes consisted of the following:

	For the Years
	Ended December 31,
	2008	2007

Current	$438,279	$(976,048)
Deferred	-	526,850
Provision for (benefit from) income taxes	$438,279	$(449,198)

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

The Company has $9,139,890 of net operating loss carryforwards available in the PRC that, if unused, begin to expire in 2011.

NOTE 10– COMMITMENTS AND CONTINGENCIES

Class Action Lawsuits – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422.  The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C.  By stipulation, the defendants currently have until April 12, 2009 to respond to the amended consolidated complaint.

The amended consolidated complaint alleges that the Company failed to take adequate steps to ensure its financial reporting comported with U.S. Generally Accepted Accounting Principles ("GAAP") and, as a result, the Company was required to restate what are alleged to be materially false and misleading financials for accounting periods during the alleged class period from August 2007 through August 20, 2008. The amended consolidated complaint further alleges, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each of the actions seek an unspecified amount of damages under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.

The Company believes the allegations in the amended consolidated complaint are without merit, and intends to vigorously defend the class action lawsuits. The Company does not believe the outcome of this suit will have a material adverse effect on the Company. However, the Company is unable at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

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

Due to changes in current worldwide economic conditions, the Company’s ability to raise capital or borrow funds may be limited and may also adversely affect the Company’s operations.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Advertising agreement - The Company has entered into an agreement for certain advertising services to be performed during fiscal 2009.  The total commitment under the contract is approximately $86,000 of which a deposit of approximately $26,000 has been made to the service provider which is reflected in advances to suppliers in the accompanying consolidated balance sheet as of December 31, 2008.

NOTE 11 - GEOGRAPHIC INFORMATION

The Company derives its sales from China and from other various countries.  Operations in China make up the majority of the Company’s sales, with a very small portion from other various countries.  No revenues from external customers attributed to any individual foreign country are material. The following table summarizes sales by geographic location for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007

Sales from China	$28,162,119	$19,655,934
Sales from other countries	528,390	317,984
Total Sales	$28,690,509	$19,973,918

NOTE 12 – CONCENTRATIONS

During the year ended December 31, 2008, the Company had concentrations of purchases from one vendor accounting for 27 % of total purchases.

NOTE 13 – SUBSEQUENT EVENTS

On February 10, 2009, the Company received a deficiency letter (the “Deficiency Letter”) from the NYSE Alternext US LLC (the “Exchange”) stating that, as a result of the Company’s failure to hold an annual meeting of its stockholders during 2008, the Company is no longer in compliance with the listing requirements of the Exchange.  The Deficiency Letter states that, in order to maintain its Exchange listing, the Company must submit a plan of compliance (the “Plan”), by March 10, 2009, advising the Exchange of actions the Company has taken, or will take, to regain compliance by no later than August 11, 2009.  The Company submitted its Plan on March 2, 2009 indicating that it anticipates holding its annual meeting of stockholders on or about May 20, 2009, and is awaiting a response from the Exchange.

Pursuant to the Deficiency Letter, if the Exchange determines that the Company has made a reasonable demonstration in the Plan of an ability to regain compliance with the continued listing standards by August 11, 2009, the Exchange will accept the Plan.  If the Exchange does not accept the Plan, or the Company does not make adequate progress and complete the actions outlined in the Plan by August 11, 2009, the Exchange will initiate delisting proceedings against the Company.  The Company can provide no assurances that it will regain compliance with the Exchange’s continued listing standards, and its failure to do so could result in the delisting of the Company’s common stock from the Exchange.  Until the Company achieves compliance with the Exchange’s requirements, the Company’s stock trading symbol will be appended with the “.BC” extension.