Form 10-Q
period 2009-03-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2009-05-15
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 1, 2009.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2009	December 31, 2008

ASSETS:

Current Assets:

Cash and cash equivalents	$908,596	$1,612,054

Accounts and notes receivable, less allowance for doubtful accounts of $4,949,009 and $4,834,745, respectively	10,490,378	9,108,703

Sales representative advances, less allowance for doubtful accounts of $3,026,086 and $2,955,516, respectively	7,453,244	8,637,653

Advances to suppliers	508,627	446,168

Inventory, net of reserve for obsolescence of $148,163 and $147,978, respectively	3,784,385	4,287,462

Other current assets	31,714	41,177

Total Current Assets	23,176,944	24,133,217

Property, plant and equipment, net of accumulated depreciation of $5,531,158 and $5,341,933, respectively	7,438,145	7,581,664

Intangible assets, net of accumulated amortization of $125,572 and $71,456, respectively	612,769	665,959

Long-term sales representative advances, less allowance for doubtful accounts of $667,647 and $664,532, respectively	1,288,088	663,433

TOTAL ASSETS	$32,515,946	$33,044,273

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Accounts payable	$1,896,131	$1,293,460

Accrued expenses	6,861,907	2,721,082

Deposits	5,219,941	5,550,502

Payable to related parties	42,836	148,575

Short-term notes payable	11,323,378	9,850,211

Advances from customers	269,730	222,609

Taxes and related payables	1,006,165	1,236,574

Current portion of long-term debt	—	3,245,685

Total Current Liabilities	26,620,088	24,268,698

Long-Term Debt	1,460,792	1,131,193

Total Liabilities	28,080,880	25,399,891

Stockholders’ Equity:

Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,679,400 and 19,679,400 outstanding, respectively	1,968	1,968

Additional paid-in capital	6,193,927	6,193,927

Statutory reserves	147,023	147,023

Retained deficit	(3,564,844)	(603,572)

Accumulated other comprehensive income, foreign currency translation	1,656,992	1,656,812

Noncontrolling Interest	—	248,224

Total Stockholders’ Equity	4,435,066	7,644,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,515,946	$33,044,273

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(unaudited)

	March 31, 2009	March 31, 2008

Sale of Products	$6,770,526	$5,486,468
Cost of Products Sold	2,301,525	2,099,462

Gross Profit	4,469,001	3,387,006

Operating Expenses:
Selling expense	6,395,577	1,641,502
General and administrative expense	1,046,442	2,467,578
Research and development expense	7,281	118,976

Total Operating Expenses	7,449,300	4,228,056

Loss from Operations	(2,980,299)	(841,050)

Other Income (Expense):
Interest income	881	3,265
Income from research and development activities	25,568	263,037
Interest expense	(251,690)	(256,082)
Non-operating expenses	(4,054)	(73,145)

Net Other (Expense)	(229,295)	(62,925)

Loss Before Income Taxes	(3,209,594)	(903,975)
Income tax expense	—	(2,176)
Net loss attributable to noncontrolling interest	248,322	53,491

Net Loss	$(2,961,272)	$(852,660)
Foreign currency translation adjustment	182	472,982

Comprehensive Loss	$(2,961,090)	$(379,678)

Loss Per Share
Basic	$(0.15)	$(0.04)

Diluted	$(0.15)	$(0.04)

Weighted-Average Shares Outstanding
Basic	19,679,400	19,679,400

Diluted	19,679,400	19,679,400

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(2,961,272)	$(852,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	236,507	199,872
Noncontrolling interest in loss of subsidiaries	(248,322)	(53,491)
Change in current assets and liabilities:
Accounts and notes receivable	(1,478,208)	1,320,069
Sales representative advances	502,229	(1,037,336)
Advances to suppliers	(61,890)	(574,171)
Inventory	508,390	(181,623)
Other current assets	9,513	76,870
Accounts payable	600,959	937,166
Accrued expenses	4,127,669	(325,048)
Deposits	(337,485)	451,037
Advances from customers	46,835	(18,041)
Taxes and related payables	(231,929)	(334,524)

Net Cash Provided by (Used in) Operating Activities	890,299	(391,880)

Cash Flows from Investing Activities:
Capital expenditures	(29,467)	(72,119)
Receivable from related parties	—	1,942

Net Cash (Used in) Provided by Investing Activities	(29,467)	(70,177)

Cash Flows from Financing Activities:
Payable to related parties	(105,643)	(15,170)
Payments on short and long-term loans	(1,460,581)	(1,393,596)

Net Cash (Used in) Provided by Financing Activities	(1,566,215)	(1,408,766)

Effect of exchange rate changes on cash	1,926	75,515
Net Decrease in Cash and Cash Equivalents	(703,458)	(1,795,308)
Cash and Cash Equivalents at Beginning of Period	1,612,054	2,800,641

Cash and Cash Equivalents at End of Period	$908,596	$1,005,333

Supplemental Information
Cash paid for interest	$300,237	$256,082
Cash paid for income taxes	11,399	—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc., (the “Company” or the “Parent” or the “Group”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, as amended.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

NOTE 2 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business – The Company and its subsidiaries designs, develops, markets, exports and sells pharmaceutical, nutritional supplements and cosmetic products throughout the People’s Republic of China (PRC) and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and Management evaluates each subsidiary as a separate entity.

Organization – The Company owns a 94.95% equity interest of Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). All of these entities are formed in and operate within the PRC. No minority interest is presented at March 31, 2009 due to accumulated losses of the Company.

NOTE 3 – SELECTED SIGNIFICANT ACCOUNTING POLICIES

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

Notes receivable were $219,440 and $750,877 as of March 31, 2009 and December 31, 2008, respectively. The notes represent bank drafts that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bank drafts are non-interest bearing and are due within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

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

Deposits and Accrued Expenses –Accrued expenses consists of accrued commission expense, accrued payroll expense, and accrued welfare expense. Deposits consist of funds paid by the sales representatives to obtain the Company’s products to sell. The Company retains these deposits during the time the sales representatives provide services to the Company. When the Company receives full payment from the customer or the sales representatives terminate sales services, the deposits are returned to the sales representatives. The Company records deposits from sales representatives when payments are received.

Advances to Suppliers and Advances from Customers – The Company will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $508,627 and $446,168 as of March 31, 2009 and December 31, 2008, respectively. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $269,730 and $222,609 as of March 31, 2009 and December 31, 2008, respectively and are recognized in revenue when delivery has occurred.

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

Shipping and Handling Costs – Shipping and handling costs are included in selling expenses.

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

Advertising – Advertising expense was $19,240 and $392,496 for the three months ended March 31, 2009 and 2008, respectively.

Basic and Diluted Earnings per Share – The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the three months ended March 31, 2009 and 2008 include 46,000 warrants which were antidilutive due to losses of the Company.

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

Business Condition and Liquidity –Although the Company has had a history prior to 2008 of positive income, working capital and retained earnings, the Company has incurred a net loss for the three months ended March 31, 2009 of $2.9 million and net cash provided by operating activities of $0.9 million and used funds in financing activities of $1.6 million. As a result during the three months ended March 31, 2009, the cash and cash equivalents have decreased $0.7 million. In addition, the Company had an accumulated deficit of $3.5 million as of March 31, 2009, primarily due to the losses in the quarter ended March 31, 2009 and the loss of $4.6 million for fiscal 2008. As shown in Note 6, the Company has $11.3 million in short term loans that mature in 2009. Additionally, as discussed in Note 10, putative class action lawsuits have been asserted against the Company and the Company is undergoing an voluntary investigation by the Securities and Exchange Commission.

The Company has expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing efforts during the quarter ended March 31, 2009 and during fiscal 2008. The net loss for the three months ended March 31, 2009 was primarily caused by increased selling expenses, legal, auditing, expenses related to assisting sales representatives and marketing expenses. In addition, the Company may be forced to give significant attention to the class action lawsuits noted above. The Company believes that it will remedy these matters and will be able to return to its normal operations in the near future but the Company can not give any assurance that this will be the case.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31, 2009	December 31, 2008

Raw materials	$815,200	$1,061,465
Work-in-process	1,758,241	2,003,825
Finished goods	346,350	648,074
Product on consignment	1,012,757	722,076

Total Inventory	$3,932,548	$4,435,440
Less: Provision for obsolescence	(148,163)	(147,978)

Net Inventory	$3,784,385	$4,287,462

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2009 and December 31, 2008 the amounts payable to officers were $42,836 and $148,575, respectively. These amounts are due on demand and do not accrue interest.

During 2007 the Company entered into a loan agreement with a bank which is secured by shares of the Company owned by the Company’s principal shareholder. See Note 6.

NOTE 6 – NOTES PAYABLE

The Company’s notes payable consist of short-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes the Company’s debt obligations and respective balances at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$73,040	$72,948

Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,277	75,182

Short-term note payable to a bank, interest at 7.47%, matures April 2009, secured by property	3,651,981	3,647,399

Short-term note payable to a bank, interest at 6.57%, matures April 2009, secured by property	1,460,792	—

Short-term note payable to a government development zone interest at 2.43%, due on demand, secured by property	219,119	218,844

Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	5,843,168	5,835,838

Total short-term notes payable	$11,323,378	$9,850,211

	March 31, 2009	December 31, 2008

Long-term note payable to a bank, interest at 8.316%, matures April 2010, secured by property	1,460,792	1,458,959
Long-term note payable to a bank, interest at 6.57%, matures March 2010, due on demand, unsecured	—	2,917,919

Total long-term debt	1,460,792	4,376,878

Less current maturities of long-term debt	—	3,245,685

Long-term notes payable, net of current portion	$1,460,792	$1,131,193

Past due notes payable	$294,395	$294,026

On August 17, 2007, the Company received a loan for $6,651,094 from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.72% which is due quarterly. The loan was for working capital and is guaranteed by Lan’s International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 78% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of the Company’s loan.

NOTE 7– STOCKHOLDERS’ EQUITY

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of March 31, 2009 and December 31, 2008, respectively.

The following summarizes the outstanding warrants as of March 31, 2009:

Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable

$3.50	6,000	3.4	6,000
$4.20	40,000	3.2	40,000

	46,000		46,000

NOTE 8 – INCOME AND OTHER TAXES

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

The principle of group consolidation for tax purposes does not exist in China. Each legal entity files its own individual tax return in the PRC. This means that the Company pays tax on all profits realized by each subsidiary, and that losses can only be carried forward and utilized in the same legal entity.

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

As a result of the above change in the income tax laws, the Parent has a 18% rate for 2009 with a tax holiday of 50% of the tax rates in effect during fiscal 2009 through 2011 as determined by the PRC government and the regional tax authorities. The phase-in income tax rate is 18% for 2009, 20% for 2010, 22% for 2011, 24% for 2012, and 25% for 2013 and after. Medicine, Import/Export, Cosmetics, Beisheng and Pingbian Shenghuo are taxed at the new 25% rate effective January 1, 2008.

The Company had no undistributed earnings of the Company’s foreign subsidiaries since acquisition at March 31, 2009. The investment in subsidiaries of approximately $8.73 million is considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. The Company has U.S. net operating loss carryforwards of approximately $2.86 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

The Company is also subject to Value Added Tax (“VAT”) and other miscellaneous taxes including city construction tax, turnover tax and consumption tax. All enterprises that sell commodities, engage in repair and maintenance or import and export business in the PRC are subject to VAT tax. The standard rate for VAT tax is 17%. Once declared, VAT taxes are due on a monthly basis.

The Company has an aggregate of $12.1 million of net operating loss carryforwards available to its subsidiaries in the PRC that, if unused by the offset of future income of the individual subsidiary, begin to expire in 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Class Action Lawsuits – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. During the second quarter of 2009, the Company plans to file motions to dismiss the complaint.

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

Dependence on a single raw material – The primary ingredient in all of the Company’s products is Sanchi, an herb grown in two provinces of the PRC. The Company relies on its in-house purchasing department to acquire sufficient Sanchi at the best prices available and may on occasion make advance payments to suppliers that include provisions for setting the purchase price and delivery date. However, the Company is not reliant on a single source or supplier in order to obtain the Sanchi.

NOTE 10 - GEOGRAPHIC INFORMATION

The Company derives its sales from China and from other various countries. Operations in China make up the majority of the Company’s sales, with a very small portion from other various countries. No revenues from external customers attributed to any individual foreign country are material. The following table summarizes sales by geographic location for the years ended December 31, 2008 and 2007:

	Three months ended March 31,

	2009	2008

Sales from China	$6,702,090	$5,284,219
Sales from other countries	68,436	202,249

Total Sales	$6,770,526	$5,486,468

NOTE 11 – CONCENTRATIONS

For the three months ended March 31, 2009 the Company had concentrations of purchases from one vendor accounting for 37.84% of total purchases.

NOTE 12 – SUBSEQUENT EVENTS

In April of 2009 the note payable with an interest rate of 7.47% and a balance of $3,651,981 as of March 31, 2009 was refinanced. The new note payable is due in one year and bears interest at a rate of 5.31%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

other factors listed from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Form 8-K.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-

looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 83% of our sales for the period ended March 31, 2009.

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

Xuesaitong Soft Capsules, which has been listed in the National Insurance Catalogue and is subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. We sell to hospital pharmacies in cities through regional distributors in the area. No single distributor accounts for over 10% of our sales as of March 31, 2009.

As of March 31, 2009, our medicine marketing team maintains sales offices or agents in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 600 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics.

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

On January 21, 2009, the Chinese government announced a healthcare reform plan proposing the government spend upward of RMB 850 billion over the next three years to make medical services and products more affordable and accessible to the entire population. We believe the successful implementation of the policies outlined in the plan will have a significant impact on the domestic pharmaceutical sector. There are five key tasks the healthcare reforms are aiming to address: 1) to expand medical insurance coverage and increase participation rate, 2) set up a national basic drug system, 3) establishment of an extensive public health system, 4) increasing the efficiency and improve the quality of basic medical services, especially in the rural areas, and 5) reform state-owned hospitals.

Traditional Chinese Medicine, or TCM, including prescription and over-the-counter pharmaceuticals, have been widely used in China for many years and are an important part of the overall Chinese culture. The recently announced healthcare reform plan contains measures and policies that we believe will help support and promote the growth and development of the domestic TCM market. TCM drug manufacturers are likely to benefit from this reform as we believe the government will add more TCM-related drugs to the national medicine catalog. In addition, we expect the government will focus on disease prevention as it rolls out the nationwide medical insurance coverage. The TCM market is a vibrant and growing industry despite the challenging economic environment and it will remain a part of mainstream medicine in China.

We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years.

Our “12 Ways™ Chinese Traditional Medicine Beauty Salon Series, or 12 Ways, cosmetic products are sold to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of March 31, 2009, we have opened about 608 retail specialty counters in more than 30 cities in 22 provinces throughout China. In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

There is potential for growth in production and sales due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because of the uncertainty of test results and clinical approvals. Over the last three years, the price of the main raw material we use - Sanchi – has fluctuated and is now rising, which will likely increase our cost of product sold. In addition, our expected increased expenses for research and development, marketing and sales may have an adverse affect on future profit levels and available cash resources.

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

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less. We do not have any restricted cash as of March 31, 2009. We did not enter into any hedge contracts during any of the periods presented.

Inventory- Inventory consists principally of pharmaceutical products and are stated at weighted average cost. When market value of the inventory products is lower than the weighted average cost, inventory is reduced to its net realizable value. The Company also holds inventory on consignment.

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

Prior to 2009, we made significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and gain new customers. From and after January 1, 2009, the Company changed its policy of advancing sales representatives their selling and marketing expenses to reimbursing them for such expenditure when they present proper expense vouchers. We accrue a fixed amount of selling expense for each sale when the revenue is recognized.

Advances to Suppliers and Advances from Customers - As is customary in the PRC, we will often make advanced payments to suppliers for materials, which may include provisions that set the purchase price and delivery date of raw materials, or receive advance payments from customers.

Advertising Expense - We expense advertising costs as incurred. Advertising costs for the three months ended March 31, 2009 and 2008 were $19,240 and $392,496, respectively. The decrease in our advertising expense is due primarily to the termination of an advertising agreement for cosmetic products executed by the Company with a national television network. The Company is now focused on a marketing and advertising strategy tailored to regional markets, which we believe is more effective and cost efficient.

Research and Development Expense - We expense research and development expenses as incurred. Research and development expense for the three months ended March 31, 2009 and 2008 was $7,281 and $118,976, respectively. The decrease was primarily due to a decrease in the cost of researching materials as we shifted our research and development focus to a few innovative pharmaceuticals instead of a number of generic drugs.

Basic and Diluted Earnings (Loss) per Share - Basic and diluted earnings (loss) per share are calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares. The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the three months ended March 31, 2009 and 2008 include 46,000 warrants which were antidilutive due to losses of the Company.

Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Recently Adopted Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSB FAS 142-3 ) . FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended March 31 2009 and 2008

The following table sets forth our statements of operations for the three months ended March 31, 2009 and 2008 in U.S. dollars (unaudited):

	For the three months ended March 31,

	2009	2008	Change ($)	Variance (%)

	(in thousand, except share and per share amounts)

Sale of Products	$6,771	$5,486	1,285	23.42%

Cost of Products Sold	2,302	2,099	203	9.67%

Gross Profit	4,469	3,387	1,082	31.95%

Operating Expenses:

Selling expenses	6,396	1,642	4,754	289.52%

General and administrative expenses	1,046	2,468	(1,422)	-57.61%

Research and development expenses	7	118	(111)	-94.07%

Total Operating Expenses	7,449	4,228	3,221	76.18%

Loss from Operations	(2,980)	(841)	(2,139)	254.34%

Other Income (Expenses):

Interest income	1	3	(2)	-66.67%

Income from research and development activities	26	263	(237)	-90.14%

Interest expense	(252)	(256)	4	-1.56%

Non-operating expenses	(4)	(73)	69	-94.52%

Net Other Expense	(229)	(63)	(166)	263.49%

Loss Before Income Taxes	(3,209)	(904)	(2,305)	254.98%

Income tax expense	0	(2)	2	-100%

Net loss attributable to noncontrolling interests	248	53	195	367.92%

Net Loss	(2,961)	(853)	(2,108)	247.13%

Foreign currency translation adjustments	0	473	(473)	-100%

Comprehensive Loss	$(2,961)	$(380)	(2,581)	679.21%

Loss Per Share

Basic	$(0.15)	$(0.04)	(0.11)	247.3%

Diluted	$(0.15)	$(0.04)	(0.11)	247.3%

Weighted-Average Shares Outstanding

Basic	19,679,400	19,679,400	560,000	2.93%

Diluted	19,679,400	19,679,400	560,000	2.93%

Sale of products: Sale of products for the three months ended March 31, 2009 was approximately $6.77 million, an increase of approximately $1.28 million, or 23.4%, from approximately $5.49 million for the three months ended March 31, 2008. The increase in sales is due to the sales of primary product, Xuesaitong Soft Capsule, which increased by $1.46 million and our sales of cosmetic products, which increased by $0.12 million. The increase in sales was partially offset by the reduction of $0.7 million in sales of other companies’ non-prescription medicine and the decrease in export of $0.13 million because of the recession in the world economy. The foreign exchange rate fluctuation also impacted the sales revenue by $0.53 million.

Cost of products sold: Our cost of products sold for the three months ended March 31, 2009 was approximately $2.3 million, an increase of approximately $0.2 million or 9.62%, from approximately $2.10 million for the three months ended March 31, 2008. The increase in cost of products sold was due primarily to the increase in sales volume of primary products, including one of the Company’ and cosmetic products and the increase in price of certain major raw materials, including Sanchi, one of the Company’s primary raw materials, since December 31, 2008.

Gross profit:. Our gross profit for the three months ended March 31, 2009 was approximately $4.47 million as compared with approximately $3.39 million for the three months ended March 31, 2008. Gross profit as a percentage of revenues was approximately 66% for the three months ended March 31, 2009, increased from 61.7% for the three months ended March 31, 2008. The increase in gross margin percentage was due primarily to the increase of high profit margin products in 2009 and the reduced sale of certain of other companies’ non-prescription medicine, which had generated a poor profit margin for the period ended March 31, 2008.

Selling expense: Selling expenses were approximately $6.40 million for the three months ended March 31, 2009, an increase of approximately $4.75 million, or 290%, from approximately $1.64 million for the three months ended March 31, 2008. The Company’s main product has been sold to patients through hospitals developed by sales representatives, however, the Company believes it is in its best long term interest to grow its operations in the OTC market, which will produce higher profit margins and has decided to expand into the OTC market in 2009. In connection with the Company moving its operations towards the OTC market, the Company has adopted a policy to absorb a significantly higher percentage of costs incurred by sales representatives than in the past in order to get sales representatives' cooperation in developing the OTC market. The costs to each sale to be borne by the Company are being accrued in Selling Expenses.

General and administrative expense: General and administrative expenses were approximately $1.05 million for the three months ended March 31, 2009, a decrease of approximately $1.4 million, or 57.59%, from approximately $2.47 million for the three months ended March 31, 2008. The decrease was due primarily to the decrease in bad debt expenses on accounts receivables and sales representative advances. Beginning in 2009, however, instead of advancing sales representatives money to sustain or develop a particular market, we reimburse those sales representatives selling and marking expenses when they present proper expense vouchers. Management believes this change gives the Company better control over the risk of incurrence of bad debts.

Research and development expense: We expense research and development expenses as incurred. Research and development expense for the three months ended March 31, 2009 and 2008 was $7,281 and $118,976, respectively. The decrease was primarily due to a decrease in the cost of researching materials as we shifted our research and development focus to a few innovative pharmaceuticals instead of a number of generic drugs.

Net other expense: Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $229,295 for the three months ended March 31, 2009 as compared to $62,925 for the three months ended March 31, 2008, an increase of $166,370, or 264%. The increase in net other expense was primarily due to the decrease in income from research and development activities and the decrease in interest income.

Benefits from (provision for) income taxes: Provision for income taxes was $0 for the three months ended March 31, 2009 as compared to a provision for income tax of approximately $2,176 for the three months ended March 31, 2008. The Company is not currently subject to any US income tax because all the Company’s operations are located in China. In China, each of our subsidiary entity files its own individual tax return in the PRC. The Company pays tax on all profits realized by each subsidiary, and that losses can only be carried forward and utilized in the same legal entity. Determination of the amount of unrecognized deferred US income tax liability is not practical because of the complexities associated with its hypothetical calculation.

Net (loss) income: We incurred a net loss of $2.96 million for the three months ended March 31, 2009 as compared to a net loss of $852,660 million for the three months ended March 31, 2008, an increase in net loss of approximately $2.1 million. Considering the foreign currency translation adjustments of $182 and $472,982, for the three months ended March 31, 2009 and 2008, respectively, comprehensive loss of $2.96 million, and $379,678 was realized for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

General - As of March 31, 2009, we had cash and cash equivalents of $908,596. We have historically financed our business operations through bank loans, in addition to equity offerings. As of March 31, 2009, we had borrowed from banks and other institutions and had amounts of approximately $11.32 million in short-term notes payable after making $1.46 million in loan payments in March of 2009. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below which is secured by a pledge by Lan’s International Medicine Investment Co Ltd. (“LIMI”) of its shareholding in China Shenghuo (KUN). For the three months ending March 31, 2009 and 2008, the net decrease in cash and cash equivalents was approximately $703,458 and $1.8 million.

Our notes payable consist of short term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes our debt obligations and respective balances:

	March 31, 2009	December 31, 2008

Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$73,040	$72,948

Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,277	75,182

Short-term note payable to a bank, interest at 7.47%, matures April 2009, secured by property	3,651,981	3,647,399

Short-term note payable to a bank, interest at 6.57%, matures April 2009, secured by property	1,460,792	—

Short-term note payable to a government development zone interest at 2.43%, due on demand, secured by property	219,119	218,844

Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	5,843,168	5,835,838

Total short-term notes payable	$11,323,378	$9,850,211

	March 31, 2009	December 31, 2008

Long-term note payable to a bank, interest at 8.316%, matures April 2010, secured by property	1,460,792	1,458,959
Long-term note payable to a bank, interest at 6.57%, matures March 2010, due on demand, unsecured	—	2,917,919

Total long-term debt	1,460,792	4,376,878

Less current maturities of long-term debt	—	3,245,685

Long-term notes payable, net of current portion	$1,460,792	$1,131,193

Past due notes payable	$294,395	$294,026

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

Also in April 2008, we obtained a loan of $3,560,138 from Heping Branch of Construction Bank of China at an interest rate of 7.47% secured by property. The loan was due on April 3, 2009 and was refinanced with the same bank for a term of one year at an annual interest rate of 5.31%.

The following table provides summary information about net cash flow for the three months ended March 31, 2009 and 2008:

Cash Flow
Three months ended March 31,

	2009	2008
	(unaudited, in thousands)

Net provided by (used in) operating activities	$890	$(392)

Net cash used in investing activities	(29)	(70)

Net cash used in financing activities	(1,566)	(1,409)

Cash and Cash Equivalents at End of Period	$909	$1,005

Operating Activities: Net cash provided from operating activities for the three months ended March 31, 2009 was $890,299, as compared to net cash used in operating activities of $391,880 for the three months ended March 31, 2008. These results are comprised of: (i) net loss; (ii) cash used in taxes and related payables, accounts and notes receivable, advances to suppliers and deposits; (ii) cash generated in accrued expenses, advances to sales representatives, inventory, accounts payable and deposits from customers.

Investing Activities: Net cash used in investing activities was $29,467 for the three months ended March 31, 2009, as compared to net cash used in the amount of $70,177 for the three months ended March 31, 2008. The decrease in net cash used by investing activities was primarily due to a decrease in capital expenditure.

Financing Activities: Net cash used by financing activities was approximately $1.57 million for the three months ended March 31, 2009 compared to net cash used in the amount of $1.41 million for the three months ended March 31, 2008. The increase in cash used was primarily due to repayment of related party debt and bank loans. The Company is currently in discussions with certain lenders regarding securing a new credit facility secured by the Company’s accounts receivable, which is currently unencumbered. The Company believes that based on discussion with these lenders to date, the Company should be able to secure financing which will address the short term needs of the Company.

Working Capital

As of March 31, 2009, our accounts receivable and notes receivable (less allowance for doubtful accounts of approximately $4.95 million) were approximately $10.49 million, an increase of approximately $1.38 million, or 15% from accounts receivable of approximately $9.11 million (net of allowance for doubtful accounts of $4.83 million) as of December 31, 2008. The collection period typically runs from nine months to one year, considering the relatively long collection period in our industry.

Our company normally requires one to two months to deliver products once the order is placed with workshop. Inventory decreased during the three month period ended March 31, 2009 by $503,077, a decrease of 11.7% over inventory as of December 31, 2008. The decrease in inventory was primarily due to faster moving inventory to meet an increase in sales.

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

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of March 31, 2009, our advance payments to our suppliers totaled approximately $508,627. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the combined companies. We cannot assure that such funding will be available.

Before 2009, we made significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and gain new customers. We believe the sales representatives are more able to expand into new markets and obtain new customers if they have advanced funds for their travel, meals and other incidental expenses that arise over the time they perform their functions as sales representatives. Prior to September 2006, we did not ask sales representatives to pay off advances immediately because the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September of 2006, we began to more vigorously pursue collection of all sales representative advances. Nonetheless, there are some sales representative advances that have aged so significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. Beginning in 2009, instead of advancing sales representatives money to sustain or develop a particular market, we reimburse those sales representatives any selling and marking expenses when they present proper expense vouchers. Management believes this change gives the Company better control over bad debt allowances.

Current and long-term employee advances (net of allowances for doubtful accounts) were approximately $8.74 million at March 31, 2009 and $9.3 million as of December 31, 2008, a decrease of approximately $.56 million or 6%. The decrease was due to a change in the Company’s policy, whereby the Company no longer advances money to its sales representatives for selling and marketing expenses, but reimburses them expenses incurred when properly presented in the expense vouchers. As of March 31, 2009, the gross amount of employee advances was approximately $12.4 million and as of December 31, 2008 it was approximately $12.92 million, a decrease of approximately $.52 million in that three-month period. In compliance with our established policy to reserve an allowance for specific percentages of our aged receivables, we accrued a larger allowance for the employee advances in order to consistently apply our established allowance policy.

The table below sets forth the outstanding gross and net amount of outstanding balances of current and long-term employee advances for the years ended December 31, 2007 and 2008 and the three months ended March 31, 2009.

	For the year ended December 31, 2007	For the year ended December 31, 2008	For the three months ended March 31, 2009

Gross amount of employee accounts	$11,210,921	$12,921,134	$12,435,065

Allowance for doubtful accounts	2,447,073	3,620,048	3,693,733

Net amount	$8,763,848	$9,301,086	$8,741,332

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2009, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, management concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In the course of its audit and review work for 2008 and 2009, our accountants identified significant deficiencies, resulting in material weaknesses in our financial reporting process described below and management identified additional significant deficiencies. These matters were reported to our Board of Directors and Audit Committee by management in March 2009. The information below shows the status of our remediation to date:

•

Material adjustments related to the prior year audits were not recorded in the company’s accounting records that were necessary to reconcile the retained earnings to the prior year balances, which is a material weakness.

Due to the complexities of applying the audit adjustments to sub-ledgers, to date, only material audit adjustments to general ledgers were tracked, but the detailed adjustments to sub-ledgers still needs to be tracked.

Remediation:

In addition to keeping Chinese GAAP books as a statutory requirement in China, our financial department is working with our auditors to identify the detailed supporting information of prior year adjustments to sub-ledgers for all audit adjustments. We are considering whether or not to continue a separate, second set of US GAAP books since the adjustments from our statutory books to US GAAP are not extensive and the complexities of maintaining the sub-ledgers in US GAAP books, which require double-loaded manual work, are difficult with the software we are currently using and our limited resources. We will analyze this situation over the next few months and determine the best approach.

Remediation is in process at this date.

•	Multiple material adjustments were made as a result of audit procedures performed, which is a material weakness.

Remediation:

Our financial department has improved our book keeping procedures and closing procedures to improve financial reporting quality and reduce material adjustments to be made by the auditor. We expect this weakness to be remediated in the next few months.

Remediation is in process at this date.

•	Sales department and warehouse department failed to follow the policy of returned goods to timely handle the returned goods from customers, which is a material weakness.

Remediation:

The sales department and warehouse department are now understand their responsibilities to our profit centers. We have accomplished this through training regarding our policies and monitoring performance. We have instituted operational and management reviews of quarterly inventory reports to identify slow moving inventory to take necessary actions based on those procedures.

Remediation is completed at this date.

•

Capital expenditures were discussed and approved at management meetings which some directors of the board of directors attended but no formal board approval procedures were followed, which is a significant deficiency.

Remediation:

We have established a new policy regarding capital expenditures which requires executed board of directors’ approval of material capital expenditures.

Remediation is completed at this date.

Regarding the duties of the cashiers in our financial department were not properly segregated, which is a significant deficiency in our internal controls, we have separated the bank reconciliation work from the cashier’s duties.

The remediation of this deficiency is completed at this date.

In addition, we have allocated significant financial and human resources to strengthen our internal control structure.

We believe that the foregoing steps have helped us remediate the material weakness and significant deficiencies identified above and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Our management is not aware of any material weakness in our internal control over financial reporting that causes them to believe that any material inaccuracies or errors existed in our financial statements as of March 31, 2009. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission, other than those that were corrected in connection with the Restatement to address the accounting errors in the financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in internal control over financial reporting

Except as described in this Item, there were no changes in our internal controls over financial reporting during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To improve performance, in 2009, the Company under the direction of the Board of Directors reorganized the company structure to set up independent responsibility centers or profit centers. Each center is required to keep its own set of accounts which generate income statement and balance sheet information for evaluation of the center’s performance. Due to the limitations of our software, the accounting for the centers has to be manually tracked. Due to these limitations and the need for better management decision making information, as discussed above, we are considering whether or not to continue a separate, second set of US GAAP books since the adjustments from our statutory books to US GAAP are not extensive but the manual work required to keep a set of US GAAP books is extensive. We will analyze this situation over the next few months and determine the best approach.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. During the second quarter of 2009, the Company plans to file motions to dismiss the complaint.

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

ITEM 1A. RISK FACTORS

Except as reflected in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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