Form 10-Q
period 2009-06-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2009-08-14
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-33537

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2903562
(State or Other Jurisdiction of Incorporation	(IR.S. Employer Identification
or Organization)	No.)

No. 2, Jing You Road,
Kunming National Economy &
Technology Developing District
People’s Republic of China 650217	N/A
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of August 14, 2009.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	December 31, 2008

ASSETS:
Current Assets:
Cash and cash equivalents	$717,134	$1,612,054
Accounts and notes receivable, less allowance for doubtful accounts of $5,969,399 and $4,834,745, respectively	10,144,096	9,108,703
Sales representative advances, less allowance for doubtful accounts of $3,289,200 and $2,955,516, respectively	6,877,678	8,637,653
Advances to suppliers	554,828	446,168
Inventory, net of reserve for obsolescence of $148,181 and $147,978, respectively	3,360,899	4,287,462
Other current assets	29,971	41,177

Total Current Assets	21,684,606	24,133,217

Property, plant and equipment, net of accumulated depreciation of $5,714,934 and $5,341,933, respectively	7,534,993	7,581,664
Intangible assets, net of accumulated amortization of $179,620 and $71,456, respectively	558,808	665,959
Long-term sales representative advances, less allowance for doubtful accounts of $667,725 and $664,532, respectively	1,515,858	663,433

TOTAL ASSETS	$31,294,265	$33,044,273

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$1,702,841	$1,293,460
Accrued expenses	8,733,930	2,721,082
Deposits	5,259,457	5,550,502
Payable to related parties	39,666	148,575
Short-term notes payable	11,324,701	9,850,211
Advances from customers	813,879	222,609
Taxes and related payables	1,296,596	1,236,574
Current portion of long-term debt	1,460,963	3,245,685

Total Current Liabilities	30,632,033	24,268,698

Long-Term Debt	—	1,131,193

Total Liabilities	30,632,033	25,399,891

Stockholders’ Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,679,400 and 19,679,400 outstanding, respectively	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Statutory reserves	147,023	147,023
Retained deficit	(7,340,619)	(603,572)
Accumulated other comprehensive income, foreign currency translation	1,659,933	1,656,812
Noncontrolling Interest	—	248,224

Total Stockholders’ Equity	662,232	7,644,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,294,265	$33,044,273

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Sale of Products	$8,130,333	$8,591,297	$14,900,859	$14,077,765
Cost of Products Sold	2,394,530	2,988,119	4,696,055	5,087,581

Gross Profit	5,735,803	5,603,178	10,204,804	8,990,184

Operating Expenses:
Selling expense	6,221,263	4,035,573	12,616,840	5,677,075
General and administrative expense	3,120,299	2,714,259	4,166,741	5,181,837
Research and development expense	6,640	70,213	13,921	189,189

Total Operating Expenses	9,348,202	6,820,045	16,797,502	11,048,101

Loss from Operations	(3,612,399)	(1,216,867)	(6,592,698)	(2,057,917)

Other Income (Expense):
Interest income	431	1,848	1,312	5,113
Income from research and development activities	119,611	75,588	145,179	338,625
Interest expense	(268,324)	(435,114)	(520,014)	(691,196)
Non-operating expenses	(15,137)	(65,337)	(19,191)	(138,482)

Net Other Expense	(163,419)	(423,015)	(392,714)	(485,940)

Loss Before Income Taxes	(3,775,818)	(1,639,882)	(6,985,412)	(2,543,857)
Benefit from (provision for) income taxes	—	2,163	—	(13)
Minority interest in income of subsidiaries	43	100,250	248,365	153,741

Net Loss	$(3,775,775)	$(1,537,469)	$(6,737,047)	$(2,390,129)
Foreign currency translation adjustment	2,939	217,091	3,121	690,175

Comprehensive Loss	$(3,772,836)	$(1,320,378)	$(6,733,926)	$(1,700,056)

Loss Per Share
Basic	$(0.19)	$(0.08)	$(0.34)	$(0.12)

Diluted	$(0.19)	$(0.08)	$(0.34)	$(0.12)

Weighted-Average Shares Outstanding
Basic	19,679,400	19,679,400	19,679,400	19,679,400

Diluted	19,679,400	19,679,400	19,679,400	19,679,400

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(6,737,047)	$(2,390,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	473,840	429,102
Noncontrolling interest in loss of subsidiaries	(248,365)	(165,334)
Change in current assets and liabilities:
Allowance for doubtful accounts	1,460,256	1,962,910
Accounts and notes receivable	(2,212,347)	—
Sales representative advances	588,553	(134,786)
Advances to suppliers	(505,648)	30,685
Inventory	932,665	409,441
Other current assets	11,265	129,901
Accounts payable	805,273	642,217
Accrued expenses	6,001,346	(1,220,462)
Deposits	(298,736)	—
Advances from customers	652,055	2,362
Taxes and related payables	58,337	(251,997)

Net Cash Provided by (Used in) Operating Activities	981,447	(556,090)

Cash Flows from Investing Activities:
Capital expenditures	(308,654)	(137,079)
Receivable from related parties	—	87,223

Net Cash Used in Investing Activities	(308,654)	(49,856)

Cash Flows from Financing Activities:
Payable to related parties	(108,835)	(93,864)
Proceeds from short and long-term loans	3,653,246	5,655,605
Payments on short and long-term loans	(5,114,544)	(7,140,201)

Net Cash Used in Financing Activities	(1,570,133)	(1,578,460)

Effect of exchange rate changes on cash	2,420	128,340
Net Decrease in Cash and Cash Equivalents	(894,920)	(2,056,066)
Cash and Cash Equivalents at Beginning of Period	1,612,054	2,800,641

Cash and Cash Equivalents at End of Period	$717,134	$744,575

Supplemental Information
Cash paid for interest	$582,854	$691,196
Cash paid for income taxes	—	—

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

NOTE 2 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business – The Company, through its subsidiaries, designs, develops, markets, exports and sells pharmaceutical, nutritional supplements and cosmetic products throughout the People’s Republic of China (PRC) and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and management evaluates each subsidiary as a separate entity.

Organization – The Company owns a 93.75% equity interest in Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). On April 30, 2009 the Company formed Shi Ling Shenghuo Co., Ltd. (“Shi Ling”) as a wholly owned subsidiary. Shi Ling was formed for the purpose of purchasing or leasing real property suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. All of these entities are formed in and operate within the PRC. No minority interest is presented at June 30, 2009 due to accumulated losses of the Company.

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

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for accounts and notes receivables, employee advances, advances to suppliers, accounts payable, accrued liabilities, and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

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

Notes receivable were $129,149 and $750,877 as of June 30, 2009 and December 31, 2008, respectively. The notes represent bank drafts that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bank drafts are non-interest bearing and are due within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

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

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including intangibles, for impairment at least annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.

Deposits and Accrued Expenses – Accrued expenses consists of accrued commission expense, accrued payroll expense, and accrued welfare expense. Deposits consist of funds paid by the sales representatives to obtain the Company’s products to sell. The Company retains these deposits during the time the sales representatives provide services to the Company. When the Company receives full payment from the customer or sales representatives terminate sales services, the deposits are returned to the sales representatives. The Company records deposits from sales representatives when payments are received.

Advances to Suppliers and Advances from Customers – The Company will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $554,828 and $446,168 as of June 30, 2009 and December 31, 2008, respectively. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $813,879 and $222,609 as of June 30, 2009 and December 31, 2008, respectively and are recognized in revenue when delivery has occurred.

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

The Company recognizes revenue for its consignment sales only after the customer has checked the quality of the goods and the Company has received a written confirmation from the customer that it has accepted the goods.

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

Advertising – Advertising expense was $26,027 and $1,395,146 for the six months ended June 30, 2009 and 2008, respectively.

Basic and Diluted Earnings per Share – The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the three and six months ended June 30, 2009 and 2008 include 46,000 warrants which were antidilutive due to losses of the Company.

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

Credit Risk – The carrying amounts of accounts receivable and sales representative advances included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains allowances for doubtful accounts and Management believes the Company’s current reserves are adequate.

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

Business Condition and Liquidity – Although the Company has had a history prior to 2008 of positive income, working capital and retained earnings, the Company has incurred a net loss for the six months ended June 30, 2009 of $6.7 million and had net cash provided by operating activities of $1.0 million and used funds in financing activities of $1.6 million. As a result, during the six months ended June 30, 2009, the cash and cash equivalents decreased $0.9 million. In addition, the Company had an accumulated deficit of $7.3 million as of June 30, 2009, primarily due to the losses in the six months ended June 30, 2009 and the loss of $4.6 million for fiscal 2008. As discussed in Note 6, the Company has $11.3 million in short term loans that mature in the next twelve months. Additionally, as discussed in Note 9, putative class action lawsuits have been asserted against the Company and the Company is undergoing an voluntary investigation by the Securities and Exchange Commission.

The Company has expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing efforts during the six months ended June 30, 2009 and during fiscal 2008. The net loss for the six months ended June 30, 2009 was caused primarily by increased selling expenses, legal, auditing, sales representative assistance and marketing expenses. As of June 1, 2009, the Company has changed its policy with respect to its sales representatives and has reduced the percentage accrual for selling expenses which is based on a percentage of revenue. The Company believes that it will be able to stabilize selling, legal, auditing, marketing and sales representative assistance expenses in the near future but the Company cannot give any assurance that this will be the case. In addition, the Company may be forced to give significant attention to the class action lawsuits noted above.

Recently Enacted Accounting Standards – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30, 2009	December 31, 2008

Raw materials	$545,246	$1,061,465
Work-in-process	1,081,294	2,003,825
Finished goods	858,253	648,074
Product on consignment	1,024,286	722,076

Total Inventory	$3,509,080	$4,435,440
Less: Provision for obsolescence	(148,181)	(147,978)

Net Inventory	$3,360,899	$4,287,462

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2009 and December 31, 2008 the amounts payable to officers were $39,666 and $148,575, respectively. These amounts are due on demand and do not accrue interest.

During 2007, the Company entered into a loan agreement with a bank which is secured by shares of the Company owned by the Company’s principal shareholder. See Note 6.

NOTE 6 – NOTES PAYABLE

The Company’s notes payable consist of short-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes the Company’s debt obligations and respective balances at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$73,048	$72,948

Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,285	75,182

Short-term note payable to a bank, interest at 5.31%, matures April 2010, secured by property	3,652,408	—

Short-term note payable to a bank, interest at 7.47%, matured April 2009, secured by property	—	3,647,399

Short-term note payable to a bank, interest at 6.57%, matures April 2010, secured by property	1,460,963	—

Short-term note payable to a government development zone interest at 2.43%, due on demand, secured by property	219,144	218,844

Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	5,843,853	5,835,838

Total short-term notes payable	$11,324,701	$9,850,211

	June 30, 2009	December 31, 2008

Long-term note payable to a bank, interest at 8.316%, matures April 2010, secured by property	1,460,963	1,458,959
Long-term note payable to a bank, interest at 6.57%, matures March 2010, due on demand, unsecured	—	2,917,919

Total long-term debt	1,460,963	4,376,878

Less current maturities of long-term debt	1,460,963	3,245,685

Long-term notes payable, net of current portion	$—	$1,131,193

Past due notes payable	$294,430	$294,026

In April 2009, a note payable with an interest rate of 7.47% and a balance of $3,647,399 as of December 31, 2008 was refinanced. The new note payable is due in one year and has an interest rate of 5.31%.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund and the public welfare fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of June 30, 2009 and December 31, 2008, respectively.

The following summarizes the outstanding warrants as of June 30, 2009:

Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable

$3.50	6,000	3.2	6,000
$4.20	40,000	3.0	40,000

	46,000		46,000

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

The Company is not subject to any income taxes in the United States, but was subject to corporate income tax in the PRC at a combined rate of 25% for 2008. However, because the Parent is located in a special region, it has a 15% corporate income tax rate and has been granted a “tax holiday” during which it paid no income taxes through December 31, 2008.

The Company had no undistributed earnings of the Company’s foreign subsidiaries since acquisition at June 30, 2009. The investment in subsidiaries of approximately $8.73 million is considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. The Company has U.S. net operating loss carryforwards of approximately $2.86 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

SEC Investigation – The United States Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry regarding the events that resulted in the Company’s restatement of its financial statements for the fiscal year 2007 and the first quarter of 2008. The Company is represented by counsel and has been cooperating with the SEC’s inquiry on a voluntary basis.

Class Action Lawsuits – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. During the second quarter of 2009, the Company and the accounting firm filed motions to dismiss the complaint and the plaintiffs filed a memorandum in opposition to those motions. During the third quarter of 2009, the Company plans to file a reply brief in further support of its motion.

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

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

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

NOTE 10 - GEOGRAPHIC INFORMATION

The Company derives its sales from China and from other various countries. Operations in China make up the majority of the Company’s sales, with a very small portion from other various countries. No revenues from external customers attributed to any individual foreign country are material. The following table summarizes sales by geographic location for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Sales from China	$8,125,153	$8,389,308	$14,827,243	$13,673,527
Sales from other countries	5,180	201,989	73,616	404,238

Total Sales	$8,130,333	$8,591,297	$14,900,859	$14,077,765

NOTE 11 – CONCENTRATIONS

For the six months ended June 30, 2009 the Company had concentrations of purchases from one vendor accounting for 59.7% of total purchases.

NOTE 12 – SUBSEQUENT EVENTS

The Yunnan Shuang Long Branch of Agricultural Bank of China (“Agricultural Bank”) has conducted a review of the Company’s operations and unencumbered assets, including the improvements being made to the Company owned real estate on which it is constructing Shenghuo Plaza. Based on its assessment, the Agricultural Bank has approved a loan facility of up to RMB 110 million (approximately $16 million). The first approved draw down of this facility will be to repay the RMB 39.6 million (approximately $5.8 million) advanced by a government financial bureau to pay the Agricultural Bank facility that matured in August 2009. It is also anticipated that RMB 20 million of this facility (approximately $2.9 million) will be advanced to fund further construction costs of Shenghuo Plaza. The balance of the facility is intended to fund working capital needs. Each borrowing will require the commitment of specific collateral to be determined at that time. As currently contemplated, the interest rate on all advances will be at the Agricultural Bank’s base rate.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of a greyish-brown or greyish-yellow plant that only grows in a few geographic locations, including Yunnan Province in southwest China where we are located. Yunnan Province accounts for 90% of the global production of Panax notoginseng. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 73% of our sales for the six months ended June 30, 2009.

We earn revenues mainly from the production and sale of our products and external processing. We hope to increase profits as a result of making new products and increasing sales, since the sale of products is our main source for generating cash. Our business involves a significant degree of risk as a result of the opportunities and challenges we face in selling our products. We have traditionally focused on research and development of products serving cardiovascular and cerebrovascular disease, peptic ulcer disease and health products markets, but we intend to devote additional resources to research and development and to continue to evaluate and develop additional product candidates to expand our pipeline where we perceive an unmet need and commercial potential, as well as to improve existing products to enhance their efficacy.

With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang” – the brand under which most of our products are sold. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, and we believe we can benefit from developing and maintaining relationships with professionals within the industry, especially physicians and hospitals.

Xuesaitong Soft Capsules, which have been listed in the National Insurance Catalogue and is subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the State Food and Drug Administration (“SFDA”) as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. We sell to hospital pharmacies in cities through regional distributors in the area. No single distributor accounts for over 10% of our sales as of June 30, 2009.

As of June 30, 2009, our medicine marketing team maintains sales offices or agents in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 600 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national distributors to expand the distribution and presence of our non-prescription brands and cosmetics.

We hope to further expand sales beyond China into other countries where our products could be affordable treatment options. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources to that end with the aim that our cosmetics products will account for a larger percentage of our revenue in the future.

Our business is capital intensive, and these research and development, marketing, sales network expansion and cosmetic product expansion initiatives will require us to expend significant cash resources, which could adversely affect our profitability and liquidity. We do face certain challenges and risks, including our relatively high debt ratio, which is one of our main risks. We also regularly incur significant expenses in our efforts to maintain the continued listing status of the Company on an exchange. We have encountered a shortage of working capital and are exploring possible ways to address our short and long term cash needs.

We believe that among the most important economic or industry-wide factors relevant to our growth in the short term are the reform of the medical system in China and the adjustment of medicine prices, which will affect the sale of our main product, Xuesaitong Soft Capsules, in hospitals. In order to increase long-term growth, we previously applied for the designation of Xuesaitong Soft Capsules as a medicine with “good quality worthy of high price,” which designation we received in February 2007. Currently, the Chinese government supports the medical system in urban and rural communities, which we believe will lead to a sustained increase in the sales of non-prescription medicines in the future.

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

On January 21, 2009, the Chinese government announced a healthcare reform plan pursuant to which the government would spend upward of RMB 850 billion over the next three years to make medical services and products more affordable and accessible to the entire population. We believe the successful implementation of the policies outlined in the plan will have a significant impact on the domestic pharmaceutical sector. There are five key tasks the healthcare reforms are aiming to address: 1) expanding medical insurance coverage and increasing participation rates, 2) initiating a national basic drug system, 3) establishing an extensive public health system, 4) increasing the efficiency and improving the quality of basic medical services, especially in the rural areas, and 5) reforming state-owned hospitals.

Traditional Chinese Medicine (“TCM”), including prescription and over-the-counter pharmaceuticals, has been widely used in China for many years and is an important part of the overall Chinese culture. The recently announced healthcare reform plan contains measures and policies that we believe will help support and promote the growth and development of the domestic TCM market. TCM drug manufacturers are likely to benefit from this reform as we believe the government will add more TCM-related drugs to the national medicine catalog. In addition, we expect the government will focus on disease prevention as it rolls out the nationwide medical insurance coverage. The TCM market is a vibrant and growing industry despite the challenging economic environment and it will remain a part of mainstream medicine in China.

We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years.

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of June 30, 2009, we have opened approximately 605 retail specialty counters in more than 30 cities throughout China. In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

There is potential for growth in production and sales due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because of the uncertainty of test results and clinical approvals. Over the last three years, the price of the main raw material we use - sanchi - has risen. We expect this trend to continue and will likely increase our cost of product sold. In addition, our expected increased expenses for research and development, marketing and sales may have a short-term adverse affect on future profit levels and available cash resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

Basis of Presentation and Translating Financial Statements - The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission. The functional currency of the operating subsidiaries in the People’s Republic of China (“PRC”) is the Chinese Yuan Renminbi (“CNY”); however, the consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

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

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for accounts and notes receivables, employee advances, advances to suppliers, accounts payable, accrued liabilities, and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments. We believe the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

Cash and Cash Equivalents - Our cash and cash equivalents are maintained in bank deposit accounts. We have not experienced any losses with respect to these deposits. Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less. We do not have any restricted cash as of June 30, 2009. We did not enter into any hedge contracts during any of the periods presented.

Accounts and Notes Receivable and Allowance for Doubtful Accounts – Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in our judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. We believe that the allowance for doubtful accounts is consistent with industry standards in the PRC based on the products that are being sold.

Notes receivable were $129,149 and $750,877 as of June 30, 2009 and December 31, 2008, respectively. The notes represent bank drafts that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bank drafts are non-interest bearing and are due within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

Sales Representative Advances – Sales representative advances are presented net of an estimated allowance for doubtful advances. As time passes from when advances are made to sales representatives for travel and related expenses, we will create an allowance for these older receivables as the likelihood of collection from each particular sales representative decreases as their respective advances age. Long-term sales representative advances are not expected to be realized in the current operating period.

Inventory – Inventories consist principally of pharmaceutical products and are stated at weighted average cost. When market value of the inventory products is lower than the weighted average cost, inventory is reduced to its net realizable value. We also hold inventory on consignment.

Property and Equipment – Property and equipment are stated at cost. Maintenance and depreciation are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts. We review our property and equipment periodically for changes in circumstances that would indicate its recoverable carrying value is less than its net book value. If such circumstances occur, impairment is charged to such items.

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

Impairment of Long-Lived Assets – We review our long-lived assets, including intangibles, for impairment at least annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.

Deposits and Accrued Expenses –Accrued expenses consists of accrued commission expense, accrued payroll expense, and accrued welfare expense. Deposits consist of funds paid by the sales representatives to obtain our products to sell. We retain these deposits during the time the sales representatives provide services to us. When we receive full payment from the customer or sales representatives terminate sales services, the deposits are returned to the sales representatives. We record deposits from sales representatives when payments are received.

Advances to Suppliers and Advances from Customers - We will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $554,828 and $446,168 as of June 30, 2009 and December 31, 2008, respectively. Advances to suppliers are recorded when payment is made by us and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $813,879 and $222,609 as of June 30, 2009 and December 31, 2008, respectively and are recognized in revenue when delivery has occurred.

Revenue Recognition – We recognize revenue when it is realized and earned. We consider revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

We recognize revenue for its consignment sales only after the customer has checked the quality of the goods and we have received a written confirmation from the customer that it has accepted the goods.

Cost of Revenues – The cost of revenues are the direct expenses incurred in producing the pharmaceuticals and cosmetics, which include materials, wages, handling charges, and a portion of overhead expenses associated with the manufacture and delivery of products.

Shipping and Handling Costs– Shipping and handling costs are included in selling expenses.

Research and Development – We charge research and development costs to operations in the period incurred. We recognize revenue from research and development activities in accordance with the revenue recognition policy as stated above. Because in many cases we cannot be assured that the terms of specific contracts can be fulfilled, we recognize revenue only after all terms of a contract are complete.

Advertising – Advertising expense was $26,027 and $1,395,146 for the six months ended June 30, 2009 and 2008, respectively.

Basic and Diluted Earnings per Share– The computation of basic and diluted earning per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the three and six months ended June 30, 2009 and 2008 include 46,000 warrants which were antidilutive due to losses we sustained.

Retirement Benefit Plans – We make monthly contributions to various employee retirement benefit plans organized by provincial governments in the PRC in accordance with rates prescribed by them. The provincial governments undertake to assume the retirement benefit obligations of all of our existing and future retired employees. Contributions to these plans are charged to expense as incurred.

Comprehensive Income – Other comprehensive income presented in the consolidated financial statements consists of cumulative foreign currency translation adjustments.

Credit Risk – The carrying amounts of accounts receivable and sales representative advances included in the balance sheets represent tour major exposure to credit risk in relation to our financial assets. No other financial assets carry a significant exposure to credit risk. We perform ongoing credit evaluations of each customer’s financial condition. We maintain allowances for doubtful accounts and we believe our current reserves are adequate.

We have our cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which, together with more specific, complementary regulations to be issued in the future, shall provide the implementation for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, our deposits may be at a higher risk of loss.

Business Condition and Liquidity – Although the Company has had a history prior to 2008 of positive income, working capital and retained earnings, the Company has incurred a net loss for the six months ended June 30, 2009 of $6.7 million and had net cash provided by operating activities of $1.0 million and used funds in financing activities of $1.6 million. As a result, during the six months ended June 30, 2009, the cash and cash equivalents decreased $0.9 million. In addition, the Company had an accumulated deficit of $7.3 million as of June 30, 2009, primarily due to the losses in the six months ended June 30, 2009 and the loss of $4.6 million for fiscal 2008. As discussed in Note 6, the Company has $11.3 million in short term loans that mature in the next twelve months. Additionally, as discussed in Note 9, putative class action lawsuits have been asserted against the Company and the Company is undergoing an voluntary investigation by the Securities and Exchange Commission.

The Company has expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing efforts during the six months ended June 30, 2009 and during fiscal 2008. The net loss for the six months ended June 30, 2009 was caused primarily by increased selling expenses, legal, auditing, sales representative assistance and marketing expenses. As of June 1, 2009, the Company has changed its policy with respect to its sales representatives and has reduced the percentage accrual for selling expenses which is based on a percentage of revenue. The Company believes that it will be able to stabilize selling, legal, auditing, marketing and sales representative assistance expenses in the near future but the Company cannot give any assurance that this will be the case. In addition, the Company may be forced to give significant attention to the class action lawsuits noted above.

Recently Enacted Accounting Standards – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Results of Operations

Three Months Ended June 30, 2009 and 2008

The following table sets forth our statements of operations for the three months ended June 30, 2009 and 2008 in U.S. dollars (unaudited):

	For the three months ended June,

	2009	2008	Change ($)	Variance (%)

	(in thousand, except share and per share amounts)

Sale of Products	$8,130	$8,591	(461)	(5.3)%

Cost of Products Sold	2,395	2,988	(593)	(19.85)%

Gross Profit	5,735	5,603	132	2.36%

Operating Expenses:

Selling expenses	6,221	4,036	2,185	54.14%

General and administrative expenses	3,120	2,714	406	15.0%

Research and development expenses	7	70	(63)	(91.43)%

Total Operating Expenses	9,348	6,820	2,528	37.05%

Loss from Operations	(3,613)	(1,217)	(2,396)	(197.0)%

Other Income (Expenses):

Interest income	—	2	(2)	(100.0)%

Income from research and development activities	120	76	44	57.89%

Interest expense	(268)	(435)	167	38.39%

Non-operating expenses	(15)	(65)	50	76.92%

Net Other Income (Expense)	(163)	(422)	259	61.23%

Loss Before Income Taxes	(3,776)	(1,639)	(2,137)	(130.38)%

Benefit from (provision for) income taxes	—	2	(2)	(100.0)%

Minority interest in income of subsidiaries	—	100	(100)	(100.0)%

Net Loss	(3,776)	(1,537)	(2,239)	145.67%

Foreign currency translation adjustments	3	217	(214)	(98.62)%

Comprehensive Loss	$(3,773)	$(1,320)	$(2,453)	(185.83)%

Earnings (Loss) Per Share

Basic	$(0.19)	$(0.08)	$(0.11)	145.58%

Diluted	$(0.19)	$(0.08)	$(0.11)	145.58%

Weighted-Average Shares Outstanding

Basic	19,679,400	19,679,400	—	—%

Diluted	19,679,400	19,679,400	—	—%

Sale of products: Sale of products for the three months ended June 30, 2009 was approximately $8.13 million, a decrease of approximately $0.46 million, or 5.37%, from $8.59 million for the three months ended June 30, 2008. The decrease in sale of products was primarily due to the decrease of $0.4 million in the sales of other brands’ non-prescription pharmaceuticals, and approximately $0.03 million decrease in the sales of cosmetic products and export of our products, respectively.

Cost of products sold: Our cost of products sold for the three months ended June 30, 2009 was approximately $2.39 million, a decrease of $0.6 million, or 19.85%, from approximately $2.99 million for the three months ended June 30, 2008. The decrease in cost of products sold was due primarily to the decrease in the cost of products sold of non-prescription pharmaceuticals because of the decrease in the sales volume of such products for the three months ended June 30, 2009 as compared to the sales volume of goods sold for the three months ended June 30, 2008.

Gross profit: Our gross profit for the three months ended June 30, 2009 was approximately $5.74 million as compared with approximately $5.6 million for the three months ended June 30, 2008, an increase of $0.14 million, or 2.36%. Gross profit as a percentage of revenues was approximately 70.55% for the three months ended June 30, 2009, an increase of 5.33 % from 65.22% for the three months ended June 30, 2008. The increase in gross margin percentage was primarily due to the above-mentioned reduction of the sales of non-prescription pharmaceuticals of other brands.

Selling expense: Selling expenses were approximately $6.22 million for the three months ended June 30, 2009, an increase of $2.18 million, or 54.14%, from $4.04 million for the three months ended June 30, 2008. The primary reason for the increase in selling expenses was the change in our marketing policy. Our main product has been sold to patients through hospitals, which customer relationships were cultivated by sales representatives. However, we believe it is in our best-long term interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins, and we have decided to begin developing the OTC market in 2009. Although we are focusing our operations on the OTC market, we have adopted a policy to absorb a significantly higher percentage of costs incurred by our sales representatives than in the past in order to foster their cooperation in developing the OTC market. The costs to be borne by us are being accrued in selling expenses.

Previously, the Company advanced selling expenses to the sales representatives to develop the market. Starting in 2009, due to the new policy, the Company accrues a fixed amount of selling expenses to the sales representatives for each sale. The Company reimburses the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. The accrued sales expenses are due within six months.

General and administrative expense: General and administrative expenses were approximately $3.12 million for the three months ended June 30, 2009, an increase of $0.41 million, or 15.00%, from approximately $2.71 million for the three months ended June 30, 2008. The increase was primarily due to the increase of expense related to our status as a public company with its securities traded on a U.S. national exchange.

Research and development expense: Research and development expense for the three months ended June 30, 2009 was $6,640 as compared to $70,213 for the period ended June 30, 2008. The decrease was primarily due to our focus on a few innovative pharmaceuticals instead of on a number of generic drugs.

Net other expense: Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $163,419 for the three months ended June 30, 2009 and $423,015 for the three months ended June 30, 2008. The decrease in net other expense was primarily due to (i) an increase in the income generated from newly-developed products and (ii) a decrease in the interest expense on long-term loans.

Net loss: Net loss increased to $3.78 million for the three months ended June 30, 2009 as compared to net loss of $1.54 million for the three months ended June 30, 2008. The increase in net loss was primarily due to (i) an increase in the expenses related to our status as a public company; (ii) an increase in selling expense and (iii) an increase in the allowance for bad debts.

Six Months Ended June 30, 2009 and 2008

The following table sets forth our statements of operations for the six months ended June 30, 2009 and 2008 in U.S. dollars (unaudited):

	For the six months ended June,

	2009	2008	Change ($)	Variance (%)

	(in thousand, except share and per share amounts)

Sale of Products	$14,901	$14,078	823	5.85%

Cost of Products Sold	4,696	5,088	(392)	(8.0)%

Gross Profit	10,205	8,990	1,215	14.0%

Operating Expenses:

Selling expenses	12,617	5,677	6,940	122.0%

General and administrative expenses	4,167	5,182	(1,015)	(20.0)%

Research and development expenses	14	189	(175)	(93.0)%

Total Operating Expenses	16,798	11,048	5,750	52.0%

Loss from Operations	(6,593)	(2,058)	(4,535)	(220.0)%

Other Income (Expenses):

Interest income	1	5	(4)	(80.0)%

Income from research and development activities	145	339	(194)	(57.0)%

Interest expense	(520)	(691)	171	25.0%

Non-operating expenses	(19)	(138)	119	(86.0)%

Net Other Income (Expense)	(393)	(485)	92	(19.0)%

Loss Before Income Taxes	(6,986)	(2,543)	(4,443)	(175.0)%

Benefit from (provision for) income taxes	—	—	—	—%

Minority interest in income of subsidiaries	249	154	94	61.0%

Net Loss	(6,737)	(2,389)	(4,349)	(182.0)%

Foreign currency translation adjustments	3	690	(687)	(99.0)%

Comprehensive Loss	$(6,734)	$(1,700)	$(5,033)	(296.0)%

Loss Per Share

Basic	$(0.34)	$(0.12)	$0.22	183.0%

Diluted	$(0.34)	$(0.12)	$0.22	183.0%

Weighted-Average Shares Outstanding

Basic	19,679,400	19,679,400	—	—%

Diluted	19,679,400	19,679,400	—	—%

Sale of products: Sale of products for the six months ended June 30, 2009 was approximately $14.90 million, an increase of approximately $0.82 million, or 5.85%, from approximately $14.08 million for the six months ended June 30, 2008. The increase in sales is due to the increase in sales of our primary product, Xuesaitong Soft Capsules, by $0.93 million and an increase in our sales of cosmetic products by $0.02 million. The increase in sales was partially offset by the decrease of $0.07 million in our sales of other companies’ non-prescription medicine and the decrease in exports of $0.06 million attributable to the general condition of the global economy. The foreign exchange rate fluctuation also impacted the sales revenue by $0.07 million.

Cost of products sold: Our cost of products sold for the six months ended June 30, 2009 was approximately $4.69 million, a decrease of $0.39 million, or 8%, from approximately $5.08 million for the six months ended June 30, 2008. The decrease in cost of products sold was due primarily to the decrease in the cost of products sold of non-prescription pharmaceuticals because of the decrease in the sales volume of such products for the three months ended June 30, 2009 as compared to the sales volume of goods sold for the three months ended June 30, 2008.

Gross profit: Our gross profit for the six months ended June 30, 2009 was approximately $10.20 million as compared with approximately $8.99 million for the six months ended June 30, 2008. Gross profit as a percentage of revenues was approximately 68% for the six months ended June 30, 2009, up from 64% for the six months ended June 30, 2008. The increase in gross margin percentage is attributable primarily to the Company’s 2009 decision to reduce promotion of other brands’ non-prescription medicines that had generated poor profit margins for the period ended June 30, 2008.

Selling expense: Selling expenses were approximately $12.61 million for the six months ended June 30, 2009, an increase of approximately $6.94 million, or 122%, from approximately $5.67 million for the six months ended June 30, 2008. The primary reason for the increase in selling expenses was the change in our marketing policy. Our main product has been sold to patients through hospitals, which customer relationships were cultivated by sales representatives. However, we believe it is in our best-long term interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins, and we have decided to begin developing the OTC market in 2009. Although we are focusing our operations on the OTC market, we have adopted a policy to absorb a significantly higher percentage of costs incurred by our sales representatives than in the past in order to foster their cooperation in developing the OTC market. The costs to be borne by us are being accrued in selling expenses.

Previously, the Company advanced selling expenses to the sales representatives to develop the market. Starting in 2009, due to the new policy, the Company accrues a fixed amount of selling expenses to the sales representatives for each sale. The Company reimburses the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. The accrued sales expenses are due within six months.

General and administrative expense: General and administrative expenses were approximately $4.16 million for the six months ended June 30, 2009, a decrease of approximately $1.02 million, or 20%, from approximately $5.18 million for the six months ended June 30, 2008. The decrease was primarily due to the reduction in advertising expenses.

Research and development expense: Research and development expense for the six months ended June 30, 2009 was $14,000 as compared to $190,000 for the six months ended June 30, 2008. The decrease was primarily due to our focus on a few innovative pharmaceuticals instead of on a number of generic drugs.

Net other expense: Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was $393,000 for the six months ended June 30, 2009 as compared to $486,000 for the six months ended June 30, 2008, a decrease of $93,000, or 19%. The decrease in net other expense was primarily due to (i) an increase in the income generated from newly-developed products and (ii) a decrease in the interest expense on long-term loans.

Benefits from (provision for) income taxes: Provision for income taxes was $0 for the six months ended June 30, 2009 as compared to a provision for income tax of approximately $13 for the six months ended June 30, 2008. In China, each of our subsidiary entities files its own individual tax return in the PRC. The Company pays tax on all profits realized by each subsidiary, and any losses generated by a subsidiary can only be carried forward and utilized by the same legal entity. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation.

Net loss: We incurred a net loss of $6.73 million for the six months ended June 30, 2009 as compared to a net loss of $2.39 million for the six months ended June 30, 2008, an increase in net loss of approximately $4.34 million. The increase in net loss was primarily due to (i) an increase in the expenses related to our status as a public company; (ii) an increase in selling expense and (iii) an increase in the allowance for bad debts.

Liquidity and Capital Resources

General – As of June 30, 2009, we had cash and cash equivalents of $717,134. We have historically financed our business operations through bank loans, in addition to equity offerings. As of June 30, 2009, we had borrowed from banks and other institutions and had amounts of approximately $11.32 million in short-term notes payable. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below which is secured by a pledge by Lan’s International Medicine Investment Co Ltd. (“LIMI”) of its shareholding in the Company.

Our notes payable consist of short term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes our debt obligations and respective balances:

	June 30, 2009	December 31, 2008

Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$73,048	$72,948

Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,285	75,182

Short-term note payable to a bank, interest at 5.31%, matures April 2010, secured by property	3,652,408	—

Short-term note payable to a bank, interest at 7.47%, matured April 2009, secured by property	—	3,647,399

Short-term note payable to a bank, interest at 6.57%, matures April 2010, secured by property	1,460,963	—

Short-term note payable to a government development zone interest at 2.43%, due on demand, secured by property	219,144	218,844

Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	5,843,853	5,835,838

Total short-term notes payable	$11,324,701	$9,850,211

	June 30, 2009	December 31, 2008

Long-term note payable to a bank, interest at 8.316%, matures April 2010, secured by property	1,460,963	1,458,959
Long-term note payable to a bank, interest at 6.57%, matures March 2010, due on demand, unsecured	—	2,917,919

Total long-term debt	1,460,963	4,376,878

Less current maturities of long-term debt	1,460,963	3,245,685

Long-term notes payable, net of current portion	$—	$1,131,193

Past due notes payable	$294,430	$294,026

On August 17, 2007, we received a loan for $6,651,094 from Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722%, which is due quarterly. The loan was for working capital and is guaranteed by Lan’s International Medicine Investment Co Ltd. (“LIMI”). Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zheng Yi Wang, our Executive Director of Exports, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 77.3% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang owns 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of our loan.

In August, 2009, the Yunnan Shuang Long Branch of Agricultural Bank of China (“Agricultural Bank”) has conducted a review of the Company’s operations and unencumbered assets, including the improvements being made to the Company owned real estate on which it is constructing Shenghuo Plaza. Based on its assessment, the Agricultural Bank has approved a loan facility of up to RMB 110 million (approximately $16 million). The first approved draw down of this facility will be to repay the RMB 39.6 million (approximately $5.8 million) advanced by a government financial bureau to pay the Agricultural Bank facility that matured in August 2009. It is also anticipated that RMB 20 million of this facility (approximately $2.9 million) will be advanced to fund further construction costs of Shenghuo Plaza. The balance of the facility is intended to fund working capital needs. Each borrowing will require the commitment of specific collateral to be determined at that time. As currently contemplated, the interest rate on all advances will be at the Agricultural Bank’s base rate.

The following table provides summary information about net cash flow for the six months ended June 30, 2009 and 2008:

Cash Flow
Six months ended June 30,

	2009	2008
	(unaudited, in thousands)

Net cash provided by (used in) operating activities	$981	$(556)

Net cash used in investing activities	(308)	(50)

Net cash used in financing activities	(1,570)	(1,578)

Cash and Cash Equivalents at End of Period	$717	$744

Operating Activities: Net cash provided from operating activities for the six months ended June 30, 2009 was $981,447, as compared to net cash used in operating activities of $556,090 for the six months ended June 30, 2008. These results reflect the impacts of (i) net loss; (ii) cash used in accounts and notes receivable, advances to suppliers and deposits; and (iii) cash generated in accrued expenses, allowance for doubtful accounts, sales representative advances, inventory, accounts payable, deposits, and taxes and related payables.

Investing Activities: Net cash used by investing activities was $308,654 for the six months ended June 30, 2009, as compared to net cash used in the amount of $49,856 for the six months ended June 30, 2008. The increase in net cash used by investing activities was primarily due to increases in capital expenditures, specifically, the construction of Shenghuo Plaza, our wellness center and training facility for professionals who use our cosmetic products.

Financing Activities: Net cash used by financing activities was approximately $1.57 million for the six months ended June 30, 2009 compared to net cash used in the amount of $1.58 million for the six months ended June 30, 2008. The decrease in cash used was primarily due to the decrease in proceeds from short- and long-term loans.

Working Capital

As of June 30, 2009, our accounts receivable and notes receivable (less allowance for doubtful accounts of approximately $5.96 million) were approximately $10.14 million, an increase of approximately $1.03 million, or 11% from accounts receivable of approximately $9.11 million (net of allowance for doubtful accounts of $4.83 million) as of December 31, 2008. The collection period typically runs from nine months to one year, considering the relatively long collection period in our industry.

Our company normally requires one to two months to deliver products once an order is placed with our workshop. Inventory decreased for the six months ended June 30, 2009 by $0.93 million, a decrease of 22% over inventory as of December 31, 2008. The decrease in inventory was primarily due to the increased sales volume stimulated by the newly implemented sales policy pursuant to which sales representatives are reimbursed for their selling expenses rather than receiving advances.

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

In addition, in the course of our business, we must make significant deposits to our suppliers when we place an order. As of June 30, 2009, our advance payments to our suppliers totaled approximately $0.55 million. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the combined companies. We cannot assure that such funding will be available.

Before 2009, we made significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and to develop new customers. We believed that the sales representatives would be better able to expand into new markets and to secure new customers if they were advanced funds for their travel, meals and other incidental expenses that arose in connection with their sales activities. Prior to September 2006, we did not ask sales representatives to pay off advances immediately because the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September of 2006, we began to more vigorously pursue collection of all sales representative advances. Nonetheless, there are some sales representative advances that have aged so significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. Pursuant to the policies adopted at the beginning of 2009, instead of advancing sales representatives money to sustain or develop markets, we reimburse sales representatives their selling and marketing expenses when they present expense vouchers. Management considers this a better way to manage the potential for bad debts on the advances to sales representatives. We pay the accrued selling expenses only when the Company collects an account receivable for which a sales representative has presented his expense receipts. Because we offer a grace period of one-to-six months to our clients for remitting payments due, the accrued sales expenses may remain outstanding for however long it takes to collect the corresponding accounts receivable.

Beginning June 1,2009, we implemented a new policy aimed at reducing sales representatives’ selling expenses. We expect to see the effect of the new policy on operating results in the second half of 2009.

Current and long-term employee advances (net of allowances for doubtful accounts) were approximately $8.39 million at June 30, 2009 and $9.3 million as of December 31, 2008, a decrease of approximately $0.9 million or 10%. The decrease was due to our change to a system of reimbursing sales representatives based upon presentment of expense vouchers rather than advancing funds for such expenses.

The table below sets forth the outstanding gross and net amount of outstanding balances of current and long-term employee advances as of December 31, 2008 and June 30, 2009.

	As of December 31, 2008	As of June 30, 2009

Gross amount of employee accounts	$12,921,134	$12,350,461

Allowance for doubtful accounts	3,620,048	3,956,925

Net amount	$9,301,086	$8,393,536

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2009, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls over Financial Reporting

Our management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to evaluate and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and to file an annual report pursuant to section 13(a) of the Securities Exchange Act where we reported that we determined the existence of a material weakness in internal control. The CEO and CFO have evaluated several changes to our internal control over financial reporting as of June 30, 2009 that will or are reasonably likely to materially affect our internal control over financial reporting.

In making this evaluation, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The information below shows the changes to the internal control over financial reporting that were evaluated and the status of our other material weakness remediation to date:

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

Remediation:

In addition to keeping Chinese GAAP books as a statutory requirement in China, our financial department is working with our auditors to identify the detailed supporting information of prior year adjustments to sub-ledgers for all audit adjustments. We are endeavoring to keep clear records of all adjustments made to our accounts from year-to-year and to reconcile our accounts with audited reports.

Remediation is in process at this date.

•	Multiple material adjustments were made as a result of audit procedures performed, which is a material weakness.

Remediation:

Our financial department has improved our book keeping procedures and closing procedures to improve financial reporting quality and reduce material adjustments.

Remediation is completed at this date.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mingying Co., Ltd. Lawsuit– On July 20, 2009, the Company appeared before a court sitting in the Tianhe District of Guangzhou, Guandong Province, People’s Republic of China, to defend itself in an action brought by Mingying Co., Ltd. for allegedly failing to satisfy payment obligations for advertising services. Mingying Co., Ltd. is seeking a judgment in the amount of RMB 465,000 (approximately $68,000). The court has informed Mingying Co., Ltd. that it has failed to meet its burden of proof in support of its claims, however the action is still proceeding. The Company believes the allegations in the amended consolidated complaint are without merit, and intends to vigorously defend the lawsuit. The Company does not believe the outcome of this suit will have a material adverse effect on the Company.

SEC Investigation – The United States Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry regarding the events that resulted in the Company’s restatement of its financial statements for the fiscal year 2007 and the first quarter of 2008. The Company is represented by counsel and has been cooperating with the SEC’s inquiry on a voluntary basis.

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. During the second quarter of 2009, the Company and the accounting firm filed motions to dismiss the complaint and the plaintiffs filed a memorandum in opposition to those motions. During the third quarter of 2009, the Company plans to file a reply brief in further support of its motion.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

August 14, 2009	By:	/s/ Gui Hua Lan

Gui Hua Lan
Chief Executive Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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