Form 10-Q
period 2009-09-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2009-11-16
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
FORM 10-Q QUARTERLY REPORT

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	Unaudited	Audited
Assets:
Current Assets:
Cash and cash equivalents	$2,723,716	$1,612,054
Accounts and notes receivable, less allowance for doubtful accounts of $1,650,774 and $4,834,745, for 2009 and 2008, respectively	13,721,541	9,108,703
Other receivables, less allowance for doubtful accounts of $2,495,914 and $2,955,516, respectively	7,212,920	8,637,653
Advances to suppliers	271,132	446,168
Inventories, net of allowance for obsolescence of $148,335 and $147,978, respectively	3,485,225	4,287,462
Receivables from related parties	164,044	—
Other current assets	10,543	41,177

Total Current Assets	27,589,121	24,133,217

Property, plant and equipment, net of accumulated depreciation of $5,761,407 and $5,341,933, respectively	7,345,163	7,581,664
Intangible assets, net of accumulated amortization of $186,951 and $71,456, respectively	1,134,697	665,959
Deferred tax assets	401,300	—
Long-term other receivables, less allowance for doubtful accounts of nil and $664,532, respectively	—	663,433

	$36,470,281	$33,044,273

See notes to consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUTED)

	September 30, 2009	December 31, 2008

	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$3,228,171	$1,293,460
Other payables and accrued expenses	8,143,224	2,721,082
Deposits	6,379,811	5,550,502
Payables to related parties	—	148,575
Short-term notes payable	5,337,043	9,850,211
Advances from customers	1,304,861	222,609
Taxes and related payables	1,440,571	1,236,574
Current portion of long-term notes payable	3,802,504	3,245,685

Total Current Liabilities	29,636,185	24,268,698

Long-term notes payable	6,435,006	1,131,193

Total Liabilities	36,071,191	25,399,891

Equity:
Common stock, par value $0.0001; 100,000,000 shares authorized; 19,679,400 shares outstanding, both periods	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Statutory reserves	147,023	147,023
Accumulated deficit	(7,372,543)	(603,572)
Accumulated other comprehensive income	1,587,438	1,656,812

Total shareholder’s equity	557,813	7,396,158
Noncontrolling interest	(158,723)	248,224
Total equity	399,090	7,644,382

	$36,470,281	$33,044,273

See notes to consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

	Unaudited	Unaudited	Unaudited	Unaudited
Sales	$10,558,218	$7,281,384	$25,459,077	$21,359,149
Cost of Sales	2,947,511	1,973,865	7,643,566	7,061,446

Gross Margin	7,610,707	5,307,519	17,815,511	14,297,703

Operating Expenses:
Selling expenses	6,988,017	2,989,486	19,604,857	8,666,561
General and administrative expenses	1,063,981	1,819,573	5,230,722	7,001,410
Research and development expenses	10,534	66,052	24,455	255,241

	8,062,532	4,875,111	24,860,034	15,923,212

(Loss) / Income from Operations	(451,825)	432,408	(7,044,523)	(1,625,509)

Other Income / (Expense):
Interest income	1,349	588	2,661	5,701
Income from research and development activities	49,723	5,745	194,902	344,370
Interest expense	(184,228)	(272,002)	(704,242)	(963,198)
Non-operating expenses	(2,847)	(330)	(22,038)	(138,812)

	(136,003)	(265,999)	(528,717)	(751,939)

(Loss) / Income Before Income Tax (Expense) Benefit and Non-controlling Interest	(587,828)	166,409	(7,573,240)	(2,377,448)
Income tax benefit / (expense)	401,012	(4,471)	401,012	(4,484)

Net (Loss) / Income	(186,816)	161,938	(7,172,228)	(2,381,932)
Net loss / (income) attributable to noncontrolling interest	154,892	(7,652)	403,257	146,089

Net (Loss) / Income Attributable to Shareholders	$(31,924)	$154,286	$(6,768,971)	$(2,235,843)

Basic and Diluted Earnings / (Loss) per Share	$(0.00)	$0.01	$(0.34)	$(0.11)

Weighted-average Number of Shares Outstanding - Basic and Diluted	19,679,400	19,679,400	19,679,400	19,679,400

Comprehensive (Loss) / Income:
Net (Loss) / Income	(186,816)	161,938	(7,172,228)	(2,381,932)
Foreign currency translation adjustment	(76,185)	54,116	(73,064)	744,189

Comprehensive (Loss) / Income	$(263,001)	$216,054	$(7,245,292)	$(1,637,743)
Comprehensive (Loss) / Income attributable to noncontrolling interest	$158,739	$(10,385)	$406,947	$108,507

Comprehensive (Loss) Income Attributable to Shareholders	$(104,262)	$205,669	$(6,838,345)	$(1,529,236)

See notes to consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,

	2009	2008

	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net loss	$(6,768,971)	$(2,235,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	542,040	619,402
Deferred income taxes	(401,012)	—
Non-controlling interest in loss of subsidiaries	(403,257)	(146,089)
Allowance for doubtful accounts	1,454,131	3,596,319
Change in current assets and liabilities:
Accounts and notes receivable	(5,749,846)	(919,991)
Other receivables	1,783,691	(1,465,805)
Advances to suppliers	175,993	(60,460)
Inventories	812,063	333,486
Other current assets	30,709	143,282
Accounts payable	1,930,185	655,989
Accrued expenses and deposits	6,191,182	(538,712)
Advances from customers	1,080,935	119,991
Taxes and related payables	200,851	(334,217)

Net Cash Provided by (Used in) Operating Activities	878,694	(232,648)

Cash Flows from Investing Activities:
Capital expenditures	(738,350)	(218,780)
Receivables from related parties	(163,926)	(3,957)

Net Cash Used in Investing Activities	(902,276)	(222,737)

Cash Flows from Financing Activities:
Payables to related parties	(181,445)	87,385
Proceeds from short and long-term notes payable	21,227,417	5,715,216
Payments on short and long-term notes payable	(19,915,434)	(7,215,461)

Net Cash Provided by (Used in) Financing Activities	1,130,538	(1,412,860)

Effect of foreign currency exchange rate fluctuation on Cash and Cash Equivalents	4,706	148,328

Net Change in Cash and Cash Equivalents	1,111,662	(1,719,917)
Cash and Cash Equivalents at Beginning of Period	1,612,054	2,800,641

Cash and Cash Equivalents at End of Period	$2,723,716	$1,080,724

Supplemental Information
Cash paid for interest	$704,242	$963,198
Cash paid for income taxes	$—	$—

See notes to consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements of China Shenghuo Pharmaceutical Holdings, Inc., (the “Company” or the “Parent” or the “Group”) were prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, as amended. Amounts as of December 31, 2008 are derived from those audited consolidated financial statements.

These consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the People’s Republic of China (“PRC”) is the Chinese Yuan Renminbi (“RMB”) and the functional currency of the Parent is USD; however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

NOTE 2 – ORGANIZATION AND NATURE OF OPERATIONS

Nature of Business – The Company, incorporated in Delaware, United States of America, through its subsidiaries, designs, develops, markets, sells and exports pharmaceutical, nutritional supplements and cosmetic products throughout PRC and abroad. The Company also conducts research and development for third parties as well as for itself using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi and sells pharmaceutical, nutritional supplements and cosmetic products that contain this herb, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total Company sales and revenue. The Company does not maintain accounting records by line of business as the Company’s subsidiaries sell products from multiple lines of business and Management evaluates each subsidiary as a separate entity.

Organization – The Company owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”), and a 70% interest in Kunming Beisheng Science and Technology Development Co., Ltd (“Beisheng”). On April 30, 2009 the Company formed Shi Ling Shenghuo Co., Ltd. (“Shi Ling”) as a wholly owned subsidiary. Shi Ling was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. All of these entities are formed in and operate within the PRC.

NOTE 3 – SELECTED SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements present the operations of the Company and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for accounts and notes receivable, employee advances, advances to suppliers, accounts payable, accrued liabilities, and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts – Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for doubtful accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, based on the Management’s review of credit risk of customers and aging of the ending balance, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. The Company believes that the allowance for doubtful accounts is adequate and consistent with industry standards in the PRC based on the products that are being sold.. Deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. For the three and nine months ended September 30, 2009, accounts receivable amounting to $4,235,109, which had aging of more than 2 years and for which full allowance had been provided, were written off since thay were deemed uncollectible after Management had implemented every possible collection procedure.

Notes receivable included with accounts receivable were $414,678 and $750,877 as of September 30, 2009 and December 31, 2008, respectively. The notes represent bank drafts that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bank drafts are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

Other Receivables – Other receivables are presented net of an estimated allowance for doubtful accounts. Other receivables include sales representative advances for market development, employee advances and sales office advances for facilities of sales activities. As time passes from when advances are made to sales representatives for travel and related expenses, the Company will provide allowance for these older receivables based on review of collectability risk from each particular sales representative and aging of the ending balance. For the three and nine months ended September 30, 2009, other receivables amounting to $1,458,698, which had aging of more than 2 years and for which full allowance had been provided for, were written off since they were deemed uncollectible after Management had implemented every possible collection procedure.

Inventories – Inventories consist principally of pharmaceutical products and are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average cost method. When market value of the inventory products is lower than the weighted average cost, inventory is reduced to its net realizable value. The Company also holds inventory on consignment.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and depreciation are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts. The Company reviews its property and equipment periodically for changes in circumstances that would indicate its recoverable carrying value is less than its net book value. If such circumstances occur, impairment is charged to such items.

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

Accrued Expenses and Other Payables – Accrued expenses and other payables primarily consist of accrued commission expense, accrued legal expense and accrued payroll expense, etc.

Deposits –Deposits consist of funds paid in advance by the sales representatives to obtain the Company’s products to sell. The Company retains these deposits during the time the sales representatives provide services to the Company. When the Company receives full payment from the customer or sales representatives terminate sales services, the deposits are returned to the sales representatives. The Company records deposits from sales representatives when payments are received.

Advances to Suppliers and Advances from Customers – The Company will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $271,132 and $446,168 as of September 30, 2009 and December 31, 2008, respectively. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $1,304,861 and $222,609 as of September 30, 2009 and December 31, 2008, respectively and are recognized in revenue when delivery has occurred.

Revenue Recognition – The products of the Company are mainly sold to wholesale companies. The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped to the wholesale companies, risk of loss has transferred to the wholesale companies and wholesale companies’ acceptance has been obtained, or the Company has objective evidence that the criteria specified in wholesale companies’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In general, the Company does not allow wholesale companies to return products unless there are defects in manufacturing or workmanship. Sales returns need to go through a strict process and have to be authorized by Management. Sales returns are netted against sales when incurred. Historically, the amounts of sales return were immaterial.

Cost of Sales – The cost of sales are the direct expenses incurred in producing the pharmaceuticals and cosmetics, which include materials, direct labor, handling charges, and a portion of overhead expenses associated with the manufacture of products.

Selling Expense– Selling expense mainly consists of sales commission, salesmen’s salaries, travelling expense, advertising and shipping and handling cost, etc. All advertising costs are changed to selling expenses when incurred or when advertising first takes place.

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

Basic and Diluted Earnings per Share – The computation of basic and diluted earnings per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the three and nine months ended September 30, 2009 and 2008 include 246,000 warrants that were anti-dilutive due to losses of the Company.

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

Credit Risk – The carrying amounts of accounts receivable and sales representative advances included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains an allowance for doubtful accounts. Management believes the Company’s current allowance is adequate.

The Company has its cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which, together with more specific, complementary regulations to be issued in the future, shall provide the implementation for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss. The Company has maintained its funds in quality financial institutions to mitigate the risk.

Concentration – For the nine months ended September 30, 2009, the Company had concentrations of purchases from one vendor accounting for 29.86% of total purchases.

Business Condition and Liquidity – Although the Company had a history prior to 2008 of positive net income, working capital and retained earnings, the Company has incurred a net loss for the nine months ended September 30, 2009 of $6,768,971 and had net cash provided by operating activities of $878,694 and proceeds from financing activities of $1,130,538. In addition, the Company had an accumulated deficit of $7,372,543 as of September 30, 2009, primarily due to the losses in the nine months ended September 30, 2009 and the loss of $4.6 million for fiscal 2008. As discussed in Note 8, the Company has $9,139,547in short term loans that mature in the next twelve months.

On August 6, 2009, the Company entered into a one-year term loan facility with the Yunnan Shuang Long Branch of Agricultural Bank of China (“Agricultural Bank”) amounting to RMB 110 million (approximately $16 million) based on the Agricultural Bank’s assessment of the Company’s operations and unencumbered assets. As of September 30, 2009, the Company has drawn RMB 50 million (approximately $7 million) under the term loan. Additionally, and the remaining unused loan facility was RMB 60 million (approximately $9 million). In addition, in July, 2009, the Company signed a factoring agreement with Heping Branch of China Construction Bank (the “Heping Bank”). Heping Bank has agreed to act as an additional source of capital for the Company based on the Company’s accounts receivable balance from time to time. Under this factoring agreement the Company has drawn bank loans amounting to approximately RMB 9 million.

The Company has expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing efforts during the nine months ended September 30, 2009 and during fiscal 2008. The net loss for the nine months ended September 30, 2009 was caused primarily by increased selling expenses, legal, auditing, sales representative assistance and marketing expenses. The increase in the selling expense in 2009 was mainly due to the fact that beginning in March 2009, in order to develop a better channel for selling our products and to increase our revenue in the fierce industry competition, we began to build relationships with high quality agents and terminated our relationships with agents with poor historical performance. Moreover, we believe it is in our -long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Accordingly, we began developing the OTC market in 2009.We believes that after expending funds to develop new agents in 2009, we will be able to decrease selling and sales representative assistance expenses in the near future as the daily operations between new agents and the Company becomes more efficient. In addition, the Company may be forced to give significant attention to the class action lawsuits discussed in Note 11.

Since all of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. The Company’s operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, all of the Company’s revenue is denominated in the PRC’s currency RMB, which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Due to changes in current worldwide economic conditions, the Company’s ability to raise capital or borrow funds may be limited and may also adversely affect the Company’s operations.

Recently Enacted Accounting Standards – In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.

•

In April 2009, the FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. We adopted these updates effective June 30, 2009 and the adoption did not have a material effect on our financial condition or results of operations.

Business Combinations and Noncontrolling Interests

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. We adopted this guidance effective January 1, 2009 and will apply it to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 405). This updated guidance was effective January 1, 2009 and the adoption did not have a material effect on our financial condition or results of operations.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, (ASC Topic 810-10-65). This guidance requires companies to present noncontrolling (minority) interests as equity (as opposed to a liability) and provided guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, it requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance effective January 1, 2009, and have applied it to noncontrolling interests prospectively from that date. The presentation and disclosure requirements we applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $248,224 from Minority Interest in Net Assets of Subsidiaries to Equity in the December 31, 2008 balance sheet.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

•

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the impact of adopting this update on our consolidated financial statements.

•

SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. This guidance was effective for our second quarter ended June 30, 2009.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30, 2009	December 31, 2008

Raw materials	$1,428,959	$1,061,465

Work-in-process	1,660,370	2,003,825

Finished goods	544,231	1,370,150

Total Inventories	3,633,560	4,435,440

Less: Provision for obsolescence	148,335	147,978

Net Inventories	$3,485,225	$4,287,462

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008

Buildings	$5,798,558	$6,130,852
Machinery	5,766,820	5,724,217
Other equipment	276,149	477,315
Vehicles	540,968	445,166

	12,382,495	12,777,550

Less accumulated depreciation	5,761,407	5,341,933

	6,621,088	7,435,617

Construction in progress	724,075	146,047

	$7,345,163	$7,581,664

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which are as follows:

Asset	Life (years)

Buildings	30 - 50
Machinery	3 - 20
Other equipment	3 - 10
Vehicles	3 - 10

Depreciation and amortization expense was $542,040 and $619,402 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2009 the Company’s intangible assets mainly consist of land use rights and are amortized using the straight-line method over the remainder of their 50-year life.

	September 30, 2009	December 31, 2008

Land use right used for CIP	$739,205	$737,415
land use right used for property	582,443	—

	1,321,648	737,415

Less accumulated amortization	186,951	71,456

	$1,134,697	$665,959

NOTE 7 – RELATED PARTY TRANSACTIONS

Receivables from related parties as of September 30 2009 mainly consist of receivables from Kun Ming Dianjiao Nutritional Supplements Co., Ltd, which is under common control with the Company and accounts due from officers for daily purchases, amounting to $126,953 and $37,091, respectively. These amounts are due on demand and do not accrue interest.

During 2007, the Company entered into a loan agreement with a bank which is secured by shares of the Company owned by the Company’s principal shareholder. See Note 8.

NOTE 8 – NOTES PAYABLE

The Company’s notes payable consist of short-term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes the Company’s debt obligations and respective balances at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$73,124	$72,948

Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,365	75,182

Short-term note payable to a bank, interest at 5.31%, matures April 2010, secured by property (note a)	3,656,254	—

Short-term note payable to a bank, interest at 7.47%, matured April 2009, secured by property (note a)	—	3,647,399

Short-term note payable to a bank secured by insurance company, interest at approximately 5.31%, matures within four months	1,321,329	—

Short-term note payable to a government development zone interest at 2.43%, due on demand, secured by property	—	218,844

Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	—	5,835,838

Discount bills with recourse, matures within six months	210,971	—

Total short-term notes payable	$5,337,043	$9,850,211

	September 30, 2009	December 31, 2008

Long-term note payable to a bank, interest at 5.4%, matures March 2010, secured by property, equipment and land use right	1,462,501	1,458,959
Long-term note payable to a bank, interest at 5.84%, matures before March 2010, secured by property and land use right	1,462,501	2,917,919

Long-term note payable to a bank, interest at 5.4%, matures before June 2010, secured by the Company’s shares in Shenghuo (note b)	877,502	—

Long-term note payable to a bank, interest at 5.4%, matures before August 2011, secured by the Company’s shares in Shenghuo (note b)	6,435,006	—

Total long-term notes payable	10,237,510	4,376,878

Less current maturities of long- term notes payable	3,802,504	3,245,685

Long-term notes payable, net of current portion	$6,435,006	$1,131,193

Past due notes payable (note c)	$292,500	$294,026

(a) In April 2009, a note payable with an interest rate of 7.47% and a balance of $3,647,399 as of December 31, 2008 was refinanced. The new note payable is due in one year and has an interest rate of 5.31%.

(b) On August 24, 2009, the Company drew down $7,312,508(approximately 50 million RMB) from the bank facility with Shuang Long Branch of Agricultural Bank of China executed on August 6 2009, This proportion of the loan has a term of two years, with repayment of $438,751 before December 2009, repayment of $438,751 before June 2010, repayment of $585,001 before December 2010, repayment of $731,251 before April 2011 and repayment of the remainder before August 2011. This drawdown of the loan bears interest at a rate of 5.40% which is due quarterly. The loan was for working capital and is secured by the Company’s 94.95% shares in Shenghuo.

(c) Of the aggregate amount $1,462,501 borrowed from Agricultural Bank of China, $292,500 matured in May 2009, which was past due as of September 30. 2009, However, based on the Company’s good historical credit record, the Company reached an oral agreement with the lender to extend the maturity date for this portion of the loan to March 2010. Therefore the Company did not repay the amount of the loan originally due in May 2009.

(d) All long term notes payable mature during the years ended September 30, 2011 and December 31, 2010, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Statutory Reserves - According to the Articles of Association, the Company is required to transfer a certain portion of its net profits to Statutory Reserves, as determined under PRC accounting regulations, from net income to both the surplus reserve fund. Accordingly, the Company has recorded an aggregate of $147,023 in the Statutory Reserves account in the equity section of the accompanying balance sheet as of September 30, 2009 and December 31, 2008.

Warrants - The following summarizes the outstanding warrants as of September 30, 2009:

Exercisable Date	Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable

June 2007	$3.5	6,000	3	6,000
June 2007	$4.2	40,000	2.8	40,000
June 2007	$3.5	200,000	1.5	200,000

		246,000		246,000

Exercise prices are significantly higher than the Company’s current stock price which is approximately $1. Management believes that it is unlikely that these warrants will be exercised.

NOTE 10 – INCOME AND OTHER TAXES

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

The Company is not subject to any income taxes in the United States, but was subject to corporate income tax in the PRC at a combined rate of 25% for 2008. However, because Shenghuo is located in a special region, it has a 15% corporate income tax rate and has been granted a “tax holiday” of two years tax-exemption beginning from the year of 2007 and followed by 50% reduction on the applicable income tax rate for three years.

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

As a result of the above change in the income tax laws, the phase-in income tax rate for Shenghuo is 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, 25% for 2012 and after, and it will continue to enjoy the tax holiday mentioned above.

Medicine, Import/Export, Cosmetics, Beisheng and Shilin are taxed at the new 25% rate effective January 1, 2008 for the year of 2009.

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

As of September 30, 2009, a deferred tax asset amount to $0.4 million was recognized by the Company, mainly due to a temporary difference in accrued expenes amounting to approximately $4 million, which Management believes will be deductible in future years.

Three of the Company’s subsidiaries in PRC, including Medicine, Import/Export and Cosmetic, have an aggregate of approximate $4.6 million of tax loss carry forwards available. These tax loss carry forwards, if unused by the offset of future income of the individual subsidiary, begin to expire in 2011. The table below summarizes the expiration dates of the tax loss carry forwards.

Tax loss carry forwards in million	Expiration Year

$ 0.7	2011
0.5	2012
0.3	2013
1.8	2014
1.3	2015
$ 4.6

Management believes that it is unlikely that the Company will be able to deduct these amounts in future years, therefore no deferred tax assets were recognized with respect to the tax loss of these subsidiaries.

The Company had no undistributed earnings of the Company’s foreign subsidiaries since acquisition at June 30, 2009. The investment in subsidiaries of approximately $8.73 million is considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. The Company has U.S. net operating loss carry forwards of approximately $2.86 million that, if unused begin to expire in 2026. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

The Company is also subject to Value Added Tax (“VAT”) and other miscellaneous taxes including city construction tax, turnover tax and consumption tax. All enterprises that sell commodities, engage in repair and maintenance or import and export business in the PRC are subject to VAT tax. The standard rate for VAT tax is 17%. Once declared, VAT taxes are due on a monthly basis.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment– Future minimum lease payments under non-cancellable operating leases as of September 30, 2009 are as follows:

September 30, 2009

Within 1 year	$263,250
Within 2 years	308,880
Within 3 years	429,975
Within 4 years	623,026
Within 5 years and thereafter	14,040,014

$15,665,145

Capital Commitment–Capital commitments under a construction contract entered into to construct a new building as of September 30, 2009 were $6,213,810, which will be settled within one year.

Class Action Lawsuits – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”) by several public shareholders. On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. During the second quarter of 2009, the Company and the accounting firm filed motions to dismiss the complaint and the plaintiffs filed a memorandum in opposition to those motions. On August 31, 2009, the Company filed a reply brief in further support of its motion, and no further information regarding the progress of the lawsuit is available as of at the latest practical date of the report.

The amended consolidated complaint alleges that the Company failed to take adequate steps to ensure its financial reporting comported with U.S. Generally Accepted Accounting Principles (“GAAP”) and, as a result, the Company was required to restate what are alleged to be materially false and misleading financials for accounting periods during the alleged class period from August 2007 through August 20, 2008. The amended consolidated complaint further alleges, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements that resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each of the actions seek an unspecified amount of damages under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.

The Company believes the allegations in the amended consolidated complaint are without merit, and intends to vigorously defend the class action lawsuits. The Company does not believe the outcome of this suit will have a material adverse effect on the Company. However, the Company is unable at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company based on the opinion of the counsel.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Dependence on a single raw material – The primary ingredient in all of the Company’s products is Sanchi, an herb grown in two provinces of the PRC. The Company relies on its in-house purchasing department to acquire sufficient Sanchi at reasonable prices and may on occasion make advance payments to suppliers that include provisions for setting the purchase price and delivery date. However, the Company is not reliant on a single source or supplier for Sanchi. With the development of its new investment in Shilin, the Company can reduce its reliance on suppliers and self-provide Sanchi with lower cost.

NOTE 12 – SUBSEQUENT EVENTS

As of November 16 2009, no significant subsequent events have occurred.

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

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 93% of our revenues;

•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalogue;

•	our ability to raise additional capital needed for working capital, future operations and research and development;

•	our ability to collect on advances to sales representatives;

•	our reliance on our three largest customers for a significant percentage of our sales;

•	our ability to effectively grow management;

•	our dependence on key personnel;

•	our ability to establish and maintain a strong brand;

•	the ability of our products to effectively compete with those of our competitors;

•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;

•	our ability to collect on trade receivables;

•	our ability to develop and market new products, including those with high profit margins;

•	subjection of additional products to price controls by the Chinese government;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	protection of our intellectual property rights;

•	loss of certain tax concessions;

•	our lack of insurance to cover losses due to fire, casualty or theft;

•	changes in the laws of the PRC that affect our operations;

•	changes in the foreign currency exchange rate between U.S. dollars and RMB;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	the effect on our operations of costs associated with the Restatement, including litigation costs;

•	a downturn in the economy of the PRC or inflation in the PRC;

•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;

•	volatility of the market for our common stock;

•	the possibility of substantial sales of our common stock;

•	influence of our principal stockholder;

•	cooperation of the minority shareholder of our principal operating subsidiary;

•	The pledge of the stock of our operating subsidiaries to secure the bank loan entered into in August 2009; and

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of a greyish-brown or greyish-yellow plant that only grows in a few geographic locations, including Yunnan Province in southwest China where we are located. Yunnan Province accounts for 90% of the global production of Panax notoginseng. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 93% of our sales for the nine months ended September 30, 2009.

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

Xuesaitong Soft Capsules, which have been listed in the National Insurance Catalogue and are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the State Food and Drug Administration (“SFDA”) as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. We sell Xuesaitong Soft Capsules to wholesale companies who resell them to hospital pharmacies. Our three main customers are Yunnan Medicine Co., Ltd, Guangzhou Medicine Co., Ltd and Beijing Ai Xin Wei Ye Medicine Co., Ltd. The three wholesale companies’ sales account for 6.83%, 6.82% and 5.39% of our sales respectively for the nine months ended September 30, 2009.

As of September 30, 2009, our medicine marketing team maintains sales offices or agents in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 600 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

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

We believe that among the most important economic or industry-wide factors relevant to our growth in the short term are the reform of the medical system in China and the adjustment of medicine prices, which will affect the sale of our main product, Xuesaitong Soft Capsules, in hospitals. In order to increase long-term growth, we previously applied for the designation of Xuesaitong Soft Capsules as a medicine with “good quality worthy of high price,” which designation we received in February 2007. Currently, the Chinese government supports the medical system in urban and rural communities, which we believe will lead to a sustained increase in the sales of prescription medicines in the future.

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

Traditional Chinese Medicine (“TCM”), including prescription and over-the-counter pharmaceuticals, has been widely used in China for many years and is an important part of the overall Chinese culture. The recently announced healthcare reform plan contains measures and policies that we believe will help support and promote the growth and development of the domestic TCM market. TCM drug manufacturers are likely to benefit from this reform as we believe the government will add more TCM-related drugs to the national medicine catalogue. In addition, we expect the government will focus on disease prevention as it rolls out the nationwide medical insurance coverage. The TCM market is a vibrant and growing industry despite the challenging economic environment and it will remain a part of mainstream medicine in China.

We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years. Also, we are focusing our efforts on developing better channels for selling our products to expand our revenue and to counter in fierce market competition,. To that extend, we began to build relationships with new high-quality sales agents and terminate our relationships with sales agent with poor historical performances during 2009. We believe that this shift will provide a sound foundation for our operation going forward.

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of September 30, 2009, we have opened approximately 618 retail specialty counters in more than 30 cities throughout China. In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

There is potential for growth in production and sales due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and receive clinical approval without difficulty because of the uncertainty of test results and clinical approvals. Over the last three years, the price of the main raw material we use - Sanchi - has risen. We expect this trend to continue and will likely increase our cost of product sold. In addition, our expected increased expenses for research and development, marketing and sales may have a short-term adverse affect on future profit levels and available cash resources.

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

Basis of Preparation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the People’s Republic of China (“PRC”) is the Chinese Yuan Renminbi (“RMB”) and the functional currency of the Parent is USD; however, the condensed consolidated financial statements have been expressed in United States Dollars (“USD”). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations have been translated using the weighted average exchange rates prevailing during the operating periods of each statement.

Principles of Consolidation – The accompanying consolidated financial statements present the operations of the Company and its majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for accounts and notes receivable, employee advances, advances to suppliers, accounts payable, accrued liabilities, and advances from customers approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

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

Accounts and Notes Receivable and Allowance for Doubtful Accounts – Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. An allowance for doubtful accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, based on the Management’s review of credit risk of customers and aging of the ending balance, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account. The Company believes that the allowance for doubtful accounts is adequate and consistent with industry standards in the PRC based on the products that are being sold. Deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. For the three and nine months ended September 30, 2009, accounts receivable amounting to $4,235,109, which had aging of more than 2 years and for which full allowance had been provided, were written off since they were deemed uncollectable after Management had implemented every possible collection procedure.

Notes receivable included with accounts receivable were $414,678 and $750,877 as of September 30, 2009 and December 31, 2008, respectively. The notes represent bank drafts that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bank drafts are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

Other Receivables – Other receivables are presented net of an estimated allowance for doubtful accounts. Other receivables include sales representative advances for market development, employee advances and sales office advances for facilities of sales activities. As time passes from when advances are made to sales representatives for travel and related expenses, the Company will provide allowance for these older receivables based on review of collectability risk from each particular sales representative and aging of the ending balance. For the three and nine months ended September 30, 2009, other receivables amounting to $1,458,698, which had aging of more than 2 years and for which full allowance had been provided, were written off since they were deemed uncollectible after Management had implemented every possible collection procedure.

Inventories – Inventories consist principally of pharmaceutical products and are stated at the lower of cost or net realizable value. Cost is determined on a weighted-average cost method. When market value of the inventory products is lower than the weighted average cost, inventory is reduced to its net realizable value. The Company also holds inventory on consignment.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and depreciation are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts. The Company reviews its property and equipment periodically for changes in circumstances that would indicate its recoverable carrying value is less than its net book value. If such circumstances occur, impairment is charged to such items.

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

Accrued Expenses and Other Payables – Accrued expenses and other payables primarily consist of accrued commission expense, accrued legal expense and accrued payroll expense, etc.

Deposits –Deposits consist of funds paid in advance by the sales representatives to obtain the Company’s products to sell. The Company retains these deposits during the time the sales representatives provide services to the Company. When the Company receives full payment from the customer or sales representatives terminate sales services, the deposits are returned to the sales representatives. The Company records deposits from sales representatives when payments are received.

Advances to Suppliers and Advances from Customers – The Company will often make advanced payments to suppliers for materials, or receive advance payments from customers in the normal course of business. Advances to suppliers were $271,132 and $446,168 as of September 30, 2009 and December 31, 2008, respectively. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. The advance payments to suppliers may include provisions that set the purchase price and delivery date of raw materials. Advances from customers were $1,304,861 and $222,609 as of September 30, 2009 and December 31, 2008, respectively and are recognized in revenue when delivery has occurred.

Revenue Recognition – The products of the Company are mainly sold to wholesale companies. The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped to the wholesale companies, risk of loss has transferred to the wholesale comapnies and wholesale companies’ acceptance has been obtained, or the Company has objective evidence that the criteria specified in wholesale companies’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In general, the Company does not allow wholesale companies to return products unless there are defects in manufacturing or workmanship. Sales returns need to go through a strict process and have to be authorized by Management. Sales returns are netted against sales when incurred. Historically, the amounts of actual returns were immaterial.

Cost of Sales – The cost of sales are the direct expenses incurred in producing the pharmaceuticals and cosmetics, which include materials, direct labor, handling charges, and a portion of overhead expenses associated with the manufacture of products.

Selling Expense – Selling expense mainly consists of sales commission, salesmen’s salaries, travelling expense, advertising and shipping and handling cost, etc. All advertising costs are changed to selling expenses when incurred or when advertising first takes place.

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

Basic and Diluted Earnings per Share – The computation of basic and diluted earnings per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the three and nine months ended September 30, 2009 and 2008 include 246,000 warrants that were anti-dilutive due to losses of the Company.

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

Credit Risk – The carrying amounts of accounts receivable and sales representative advances included in the balance sheets represent the Company’s major exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. It maintains an allowance for doubtful accounts. Management believes the Company’s current allowance is adequate.

The Company has its cash in bank deposits and money market funds primarily in the PRC. Historically, deposits in Chinese banks have been secure due to the state policy on protecting depositors’ interests. China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which, together with more specific, complementary regulations to be issued in the future, shall provide the implementation for the bankruptcy of Chinese banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss. The Company has maintained its funds in quality financial institutions to mitigate the risk.

Concentration – For the nine months ended September 30, 2009, the Company had concentrations of purchases from one vendor accounting for 29.86% of total purchases.

Business Condition and Liquidity – Although the Company has had a history prior to 2008 of positive net income, working capital and retained earnings, the Company has incurred a net loss for the nine months ended September 30, 2009 of $6,768,971 and had net cash provided by operating activities of $878,694 and proceeds from financing activities of $1,130,538. In addition, the Company had an accumulated deficit of $7,372,543 as of September 30, 2009, primarily due to the losses in the nine months ended September 30, 2009 and the loss of $4.6 million for fiscal 2008. As discussed in Note 8, the Company has $9,139,547in short term loans that mature in the next twelve months.

On August 6, 2009, the Company entered into a one-year term loan facility with the Yunnan Shuang Long Branch of Agricultural Bank of China (“Agricultural Bank”) amounting to RMB 110 million (approximately $16 million) based on the Agricultural Bank’s assessment of the Company’s operations and unencumbered assets. As of September 30, 2009, the Company has drawn RMB 50 million (approximately $7 million) under the term loan and the remaining unused loan facility was RMB 60 million (approximately $9 million). In addition, in July, 2009, the Company signed a factoring agreement with Heping Branch of China Construction Bank (the “Heping Bank”). Heping Bank has agreed to act as an additional source of capital for the Company based on the Company’s accounts receivable balance from time to time. Under this factoring agreement the Company has drawn bank loans amounting to approximately RMB 9 million.

The Company has expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing efforts during the nine months ended September 30, 2009 and during fiscal 2008. The net loss for the nine months ended September 30, 2009 was caused primarily by increased selling expenses, legal, auditing, sales representative assistance and marketing expenses. The increase in the selling expense in 2009 was mainly due to the fact that beginning in March 2009, in order to develop a better channel for selling our products and to increase our revenue in the fierce industry competition, we began to build relationships with high quality agents and terminated our relationships with agents with poor historical performance. Moreover, we believe it is in our -long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins, Accordingly we began developing the OTC market in 2009.We believes that after expending funds to develop new agents in 2009, we will be able to decrease selling and sales representative assistance expenses in the near future as the daily operations between new agents and the Company becomes more efficient. In addition, the Company may be forced to give significant attention to the class action lawsuits discussed above.

Since all of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. The Company’s operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, all of the Company’s revenue is denominated in the PRC’s currency RMB, which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Due to changes in current worldwide economic conditions, the Company’s ability to raise capital or borrow funds may be limited and may also adversely affect the Company’s operations.

Recently Enacted Accounting Standards – In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. We adopted these updates effective June 30, 2009 and the adoption did not have a material effect on our financial condition or results of operations.

Business Combinations and Noncontrolling Interests

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. We adopted this guidance effective January 1, 2009 and will apply it to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 405). This updated guidance was effective January 1, 2009 and the adoption did not have a material effect on our financial condition or results of operations.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, (ASC Topic 810-10-65). This guidance requires companies to present noncontrolling (minority) interests as equity (as opposed to a liability) and provided guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, it requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance effective January 1, 2009, and have applied it to noncontrolling interests prospectively from that date. The presentation and disclosure requirements we applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $248,224 from Minority Interest in Net Assets of Subsidiaries to Equity in the December 31, 2008 balance sheet.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

•

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the impact of adopting this update on our consolidated financial statements.

•

SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. This guidance was effective for our second quarter ended June 30, 2009.

Results of Operations

Three Months Ended September 30, 2009 and 2008

The following table sets forth our statements of operations for the three months ended September 30, 2009 and 2008 in U.S. dollars (unaudited):

	Three months ended September 30,

	2009	2008	Change ($)	Variance (%)

	Unaudited	Unaudited
Sales	$10,558,218	$7,281,384	3,276,834	45%
Cost of Sales	2,947,511	1,973,865	973,646	49%

Gross Margin	7,610,707	5,307,519	2,303,188	43%

Operating Expenses:
Selling expenses	6,988,017	2,989,486	3,998,531	134%
General and administrative expenses	1,063,981	1,819,573	(755,592)	(42%)
Research and development expenses	10,534	66,052	(55,518)	(84%)

	8,062,532	4,875,111	3,187,421	65%

(Loss) Income from Operations	(451,825)	432,408	(884,233)	(204%)

Other Income (Expense):
Interest income	1,349	588	761	129%
Income from research and development activities	49,723	5,745	43,978	766%
Interest expense	(184,228)	(272,002)	87,774	(32%)
Non-operating expenses	(2,847)	(330)	(2,517)	763%

	(136,003)	(265,999)	129,996	(49%)

(Loss) Income Before Income Tax (expense) benefit and non-controlling interest	(587,828)	166,409	(754,237)	(453%)
Income tax (expense) benefit	401,012	(4,471)	405,483	(9096%)

Net (Loss) Income	(186,816)	161,938	(348,754)	(215%)
Net loss (income) attributable to noncontrolling interest	154,892	(7,652)	162,544	(2124%)

Net (Loss) Income attributable to shareholders	$(31,924)	$154,286	(186,210)	(121%)

Basic and diluted earnings (loss) per share	$0	$0.01	(0.01)	(100%)

Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	—	—

Sales: Sales for the three months ended September 30, 2009 was approximately $10.56 million, an increase of approximately $3.28 million, or 45.00%, from $7.28 million for the three months ended September 30, 2008. The increase in sales was primarily due to the Company’s implementation of a new sales policy that has stimulated the enthusiasm of sales representatives, resulted in the increased sales of products.

Cost of sales: Our cost of sales for the three months ended September 30, 2009 was approximately $2.94 million, an increase of $0.97 million, or 49.29%, from approximately $1.97 million for the three months ended September 30, 2008. The increase in cost of sales was primarily due to the increase of sales.

Gross margin: Our gross margin for the three months ended September 30, 2009 was approximately $7.61 million as compared with approximately $5.30 million for the three months ended September 30, 2008, an increase of $2.31 million, or 43.41%. Gross margin as a percentage of revenues was approximately 72.09% for the three months ended September 30, 2009, a decrease of 0.80 % from 72.89% for the three months ended September 30, 2008. The decrease in gross margin percentage was primarily due to the increasing price of raw material.

Selling expense: Selling expenses were approximately $6.99 million for the three months ended September 30, 2009, an increase of $4 million, or 133.79%, from $2.99 million for the three months ended September 30, 2008. The primary reason for the increase in selling expenses was the change in our marketing policy. Our main product has been sold to patients through hospitals, which customer relationships were cultivated by sales representatives. However, we believe it is in our long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Accordingly, we began developing the OTC market in 2009 and as of September 30, 2009, revenue from the OTC market comprises approximately 10% of the total sales revenue for Medicine. As of September 30, 2009, we estimate that our expenditures for developing the Company’s presence in the OTC market through such in 2009 are approximately RMB 10 million and that we will have to dedicate significant funds in the future to continue to develop in the OTC market.. Although we are focusing our operations on the OTC market, we have adopted a policy to absorb a significantly higher percentage of costs incurred by our sales representatives than in the past in order to foster their cooperation in developing the OTC market. The costs being borne by us with respect to developing the OTC market are being accrued in selling expenses.

The Company reimburses the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. The accrued selling expenses are due within one to six months. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $1.06 million for the three months ended September 30, 2009, a decrease of $0.76 million, or 41.54%, from approximately $1.82 million for the three months ended September 30, 2008. The decrease was primarily due to (i) reduction of the professional service fees relating to maintain our status as a public company with its securities traded on a U.S. national exchange; and (ii)) our strengthened budget control over expense disbursements to reduce unnecessary expense.

Research and development expense: Research and development expense for the three months ended September 30, 2009 was $10,534 as compared to $66,052 for the period ended September 30, 2008, a decrease of approximately $55,000. The decrease was primarily due to our focus on a few innovative pharmaceuticals instead of on a number of generic drugs.

Net (Loss) Income attributable to shareholders: Net loss decreased to $31,924 for the three months ended September 30, 2009 as compared to net profit of $154,286 for the three months ended September 30, 2008. The increase in net loss was primarily due to the sharp increase of $4 million in selling expense for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 and 2008

The following table sets forth our statements of operations for the nine months ended September 30, 2009 and 2008 in U.S. dollars (unaudited):

	Nine months ended September 30,

	2009	2008	Change ($)	Variance (%)

	Unaudited	Unaudited
Sales	$25,459,077	$21,359,149	4,099,928	19%
Cost of Sales	7,643,566	7,061,446	582,120	8%

Gross Margin	17,815,511	14,297,703	3,517,808	25%

Operating Expenses:
Selling expenses	19,604,857	8,666,561	10,938,296	126%
General and administrative expenses	5,230,722	7,001,410	(1,770,688)	(25%)
Research and development expenses	24,455	255,241	(230,786)	(90%)

	24,860,034	15,923,212	8,936,822	56%

(Loss) Income from Operations	(7,044,523)	(1,625,509)	(7,044,523)	433%

Other Income (Expense):
Interest income	2,661	5,701	(3,040)	(53%)
Income from research and development activities	194,902	344,370	(149,468)	(43%)
Interest expense	(704,242)	(963,198)	258,956	(27%)
Non-operating expenses	(22,038)	(138,812)	116,774	(84%)

	(528,717)	(751,939)	223,222	(30%)

(Loss) Income Before Income Tax (expense) benefit and non-controlling interest	(7,573,240)	(2,377,448)	(5,195,792)	219%
Income tax (expense) benefit	401,012	(4,484)	405,496	(9043%)

Net (Loss) Income	(7,172,228)	(2,381,932)	(4,790,296)	201%
Net loss (income) attributable to noncontrolling interest	403,257	146,089	257,168	176%

Net (Loss) Income attributable to shareholders	$(6,768,971)	$(2,235,843)	(4,533,128)	203%

Basic and diluted earnings (loss) per share	$(0.34)	$(0.11)	(0.23)	209%

Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	—	—

Sales: Sales for the nine months ended September 30, 2009 was approximately $25.46 million, an increase of approximately $4.1 million, or 19.20%, from approximately $21.36 million for the nine months ended September 30, 2008. The increase in sales is due to the increase in sales of our primary product, Xuesaitong Soft Capsules, by $ 4.12 million and an increase in our sales of cosmetic products by $ 0.4 million. The increase in sales was partially offset by the decrease in exports of $ 0. 42 million attributable to the general condition of the global economy.

Cost of sales: Our cost of sales for the nine months ended September 30, 2009 was approximately $7.64 million, an increase of $0.58 million, or 8.26%, from approximately $7.06 million for the nine months ended September 30, 2008. The increase in cost of sales was due primarily to (i) sales volume increased and (ii) increased in the price of raw materials has increased in 2009.

Gross margin: Our gross margin for the nine months ended September 30, 2009 was approximately $17.81 million as compared with approximately $14.30 million for the nine months ended September 30, 2008. Gross margin as a percentage of revenues was approximately 69.98% for the nine months ended September 30, 2009, up from 66.94% for the nine months ended September 30, 2008. The increase was primarily due to the strict implementation of expenditure control over manufacturing expense and labor cost in accordance with our budget. As a result, manufacturing expense was reduced by 12%.

Selling expense: Selling expenses were approximately $19.60 million for the nine months ended September 30, 2009, an increase of approximately $10.93 million, or 126.20%, from approximately $8.67 million for the nine months ended September 30, 2008. The increase in selling expense in 2009 was mainly due to two facts. First, beginning in March 2009, in order to develop a better channel for selling our products and to increase our revenue in the face of fierce industry competition, we began to build relationships with new high-quality agents and terminated our relationships with agents with poor historical performance, as a result of which we were required to pay greater commissions, travelling and entertainment expenses to establish good relationships with the new high-quality agents. Second, we believe it is in our long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Accordingly, we began developing the OTC market in 2009 and as of September 30, 2009, revenue from the OTC market comprises approximately 10% of the total sales revenue for Medicine. As of September 30, 2009, we estimate that our expenditures for developing the Company’s presence in the OTC market through such in 2009 are approximately RMB 10 million and that we will have to dedicate significant funds in the future to continue to develop in the OTC market. As we are focusing our operations on the OTC market, we have adopted a policy to absorb a significantly higher percentage of costs incurred by our sales representatives than in the past in order to foster their cooperation in developing the OTC market. The costs being borne by us with respect to developing the OTC market are being accrued in selling expenses

The Company reimburses the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. The accrued sales expenses are due within one to six months. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $5.23 million for the nine months ended September 30, 2009, a decrease of approximately $1.77 million, or 25.28%, from approximately $7 million for the nine months ended September 30, 2008. The decrease was primarily due to (i) a decrease in the provision for doubtful accounts and (ii) our strengthened budget control over expense disbursements to reduce unnecessary expense.

Research and development expense: Research and development expense for the nine months ended September 30, 2009 was $24,455 as compared to $255,241 for the nine months ended September 30, 2008. The decrease was primarily due to our focus on a few innovative pharmaceuticals instead of on a number of generic drugs.

Net other expense: Net other expense, which includes interest income, income from research and development activities, interest expense and non-operating expenses, was 0.53 million for the nine months ended September 30, 2009 as compared to $0.75 million for the nine months ended September 30, 2008, a decrease of $0.22 million, or 29.79%. The decrease in net other expense was primarily due to a decrease in the interest expense on long-term loans.

Benefits from (provision for) income taxes: Benefit from income taxes was $0.4million for the nine months ended September 30, 2009 as compared to a provision for income tax of approximately $4,000 for the nine months ended September 30, 2008. In China, each of our subsidiary entities files its own individual tax return in the PRC. The Company pays tax on all profits realized by each subsidiary, and any losses generated by a subsidiary can only be carried forward and utilized by the same legal entity, which is subject to approval by the tax bureau. Benefits from income tax were generated from losses carried forward.

Net (Loss) Income attributable to shareholders: We incurred a net loss of $6.77 million for the nine months ended September 30, 2009 as compared to a net loss of $2.24 million for the nine months ended September 30, 2008, an increase in net loss of approximately $4.53 million. The increase in net loss was primarily due to (i) an increase in selling expense of $10.9 million and ii) an offset resulting from the decrease in provision for doubtful accounts of $2.14 million and (iii) in increase in gross margin of $3.5 million.

Liquidity and Capital Resources

General – As of September 30, 2009, we had cash and cash equivalents of $ 2,723,716. We have historically financed our business operations through bank loans, in addition to equity offerings. As of September 30, 2009, we had borrowed short-term loans in the amount of $5,337,043 and long-term loans in the amount of $10,237,510 from banks and other institutions. All loans are secured by land, buildings and machinery as collateral except the loan from the Agricultural Bank of China mentioned below which is secured by land, buildings and machinery, as well as the stock ownership of Kunming Shenghuo Pharmaceuticals Co., Ltd held by the Company as collateral.

Our notes payable consist of short term debt that is payable to banks, governmental financial bureaus, municipalities and a company. The following schedule summarizes our debt obligations and respective balances:

:

	September 30, 2009	December 31, 2008

Short-term note payable to a municipality, interest at 1.8%, due on demand, unsecured	$73,124	$72,948

Short-term note payable to a finance bureau, interest at 4.5%, due on demand, unsecured	75,365	75,182

Short-term note payable to a bank, interest at 5.31%, matures April 2010, secured by property(note a)	3,656,254	—

Short-term note payable to a bank, interest at 7.47%, matured April 2009, secured by property (note a)	—	3,647,399

Short-term note payable to a bank secured by insurance company, interest at approximately 5.31%, matures within four months	1,321,329	—

Short-term note payable to a government development zone interest at 2.43%, due on demand, secured by property	—	218,844

Short-term note payable to a bank, interest at 7.72%, matures August 2009, secured by shareholder	—	5,835,838

Discount bills with recourse, matures within six months	210,971	—

Total short-term notes payable	$5,337,043	$9,850,211

	September 30, 2009	December 31, 2008

Long-term note payable to a bank, interest at 5.4%, matures March 2010, secured by property, equipment and land use right	1,462,501	1,458,959
Long-term note payable to a bank, interest at 5.84%, matures before March 2010, secured by property and land use right	1,462,501	2,917,919

Long-term note payable to a bank, interest at 5.4%, matures before June 2010, secured by the Company’s shares in Shenghuo (note b)	877,502	—

Long-term note payable to a bank, interest at 5.4%, matures before August 2011, secured by the Company’s shares in Shenghuo (note b)	6,435,006	—

Total long-term notes payable	10,237,510	4,376,878

Less current maturities of long- term notes payable	3,802,504	3,245,685

Long-term notes payable, net of current portion	$6,435,006	$1,131,193

Past due notes payable (note c)	$292,500	$294,026

(a) In April 2009, a note payable with an interest rate of 7.47% and a balance of $3,647,399 as of December 31, 2008 was refinanced. The new note payable is due in one year and has an interest rate of 5.31%.

(b) On August 24, 2009, the Company drew down $7,312,508(approximately 50 million RMB) from the bank facility with Shuang Long Branch of Agricultural Bank of China executed on August 6 2009, This proportion of the loan has a term of two years, with repayment of $438,751 before December 2009, repayment of $438,751 before June 2010, repayment of $585,001 before December 2010, repayment of $731,251 before April 2011 and repayment of the remainder before August 2011. This drawdown of the loan bears interest at a rate of 5.40% which is due quarterly. The loan was for working capital and is secured by the Company’s 94.95% shares in Shenghuo.

(c) Of the aggregate amount $1,462,501 borrowed from Agricultural Bank of China, $292,500 matured in May 2009, which was past due as of September 30. 2009, However, based on the Company’s good historical credit record, the Company reached an oral agreement with the lender to extend the maturity date for this portion of the loan to March 2010. Therefore the Company did not repay the amount of the loan originally due in May 2009.

(d) All long term notes payable mature during the years ended September 30, 2011 and December 31, 2010, respectively.

The following table provides summary information about net cash flow for the nine months ended September 30, 2009 and 2008:

Cash Flow
Nine months ended September 30,

	2009	2008

	(unaudited in thousands)	audited

Net cash provided by (used in) operating activities	$879	$(233)
Net cash used in investing activities	(902)	(223)
Net cash provided by (used in) financing activities	1,131	(1,413)
Cash and Cash Equivalents at End of Period	$2,724	$1,081

Operating Activities: Net cash provided from operating activities for the nine months ended September 30, 2009 was $0.88million, as compared to net cash used in operating activities of $0.23 million for the nine months ended September 30, 2008. These results reflect the impacts of (i) a decrease of approximately $3.25 million in cash used in other receivables and an increase of $0.96 million in cash provided by advances from customers as a result of the Company’s more effective implementation of collection policy; (ii) an increase of approximately $1.27 million in cash provided by accounts payable as a result of increasing purchase volume; and (iii) partially offset by an increase of approximately $4.8 million of cash used in notes and accounts receivables due to increasing sales.

Investing Activities: Net cash used by investing activities was $0.9 million or the nine months ended September 30, 2009, as compared to net cash used in the amount of $0.22 million for the nine months ended September 30, 2008. The increase in net cash used by investing activities was primarily due to increases in capital expenditures, specifically, the construction of Shenghuo Plaza.

Financing Activities: Net cash provided by financing activities was approximately $1.13 million for the nine months ended September 30, 2009 compared to net cash used in the amount of $1.41 million for the nine months ended September 30, 2008. The increase in cash provided was primarily due to the increase of loans borrowed from bank.

Working Capital Deficiency

As of September 30, 2009, our accounts receivable and notes receivable (less allowance for doubtful accounts of approximately $5.98 million) were approximately $13.72 million, a increase of approximately $4.61 million, from accounts receivable of approximately $9.11 million (net of allowance for doubtful accounts of $4.83 million) as of December 31, 2008. The increase of notes and accounts receivables is attributed primarily to the increasing sales.

Our company normally requires one to two months to deliver products once an order is placed with our workshop. Inventory decreased for the nine months ended September 30, 2009 by $0.8 million, a decrease of 18.65% over inventory as of December 31, 2008. The decrease in inventory was primarily due to the increased sales volume stimulated by the newly implemented sales policy.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our customers to pay a certain percentage of the sales price as deposit before we ship products to them. The percentage varies from customer to customer. The deposit increased approximately $0.83 million for the nine months ended September 30, 2009.

To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business may be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales. We have implemented new policies aimed at improving collection of accounts receivable in the future, including more detailed reporting from and increased control over provincial sales offices and representatives, incentives for sales representatives more closely tied to timely collection and more stringent enforcement of payment terms with wholesale companies.

In addition, in the course of our business, we make significant deposits to our suppliers when we place an order. As of September 30, 2009, our advance payments to our suppliers totalled approximately $0.27 million. We are confident that our available funds and cash generated from operations will provide us with sufficient capital for a sustainable operation; however, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the combined companies. We cannot assure that such funding will be available.

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

Current and long-term sales representatives and employee advances (net of allowances for doubtful accounts) were approximately $6.55 million at September 30, 2009 and $9.3 million as of December 31, 2008, a decrease of approximately $2.75 million or 29.56%. The decrease was due to the decrease in advances to employees as a result of the Company’s tight cash flow.

The table below sets forth the outstanding gross and net amount of outstanding balances of current and long-term sales representatives and employee advances as of December 31, 2008 and September 30, 2009.

	As of September 30, 2009	As of December 31, 2008

Gross amount of sales representatives and employee accounts	$10,503,723	$12,921,134

Allowance for doubtful accounts	3,954,612	3,620,048

Net amount	$6,549,111	$9,301,086

Off-Balance Sheet Arrangements

None.

Foreign Currency Risk

Since all of our operations are conducted in the PRC, we are subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. Our operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC. In addition, all of our revenue is denominated in the Chinese Yuan Renminbi (“RMB”), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government. The effect of the fluctuations of exchange rates is not considered to be material to our business operations.

Interest Rate Risk

We do not have significant interest rate risk, as our debt obligations are primarily fixed interest rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gui Hua Lan and Mr. Chuanxiang Huang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Huang concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described below), our disclosure controls and procedures were not effective as of September 30, 2009.

Changes in Internal Controls over Financial Reporting

The Company’s management is focused on compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. The relevant section of the Act requires the management of smaller reporting companies with equity securities listing in the U.S. securities market to issue report and representations as to the internal control over financial reporting. The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is currently in the process of improving and rectifying its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002.

The Company has continuously refined the policies and standards for the control environment based on the risk control framework established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). In the past few months, the Company has: standardized control procedures for monitoring the financial reporting and period end financial closing procedures at the subsidiary and group level and upgraded the business performance review processes and controls; expanded accounting manuals to clearly document key controls and processes for preparing consolidated financial statements in accordance with applicable accounting standards; hired additional accounting professionals with experience in financial reporting and familiarity with international accounting practices and increased technical training for the finance and accounting personnel in respect of relevant accounting standards; established and implemented the code of ethics for senior officers and employees, company-wide anti-fraud policies and whistle blowing mechanisms; enhanced internal controls over subsidiaries by assessing the effectiveness of internal controls at subsidiary-level based on our enterprise risk assessment results and preliminarily formulated long term implementation plan on internal control.

The Company’s management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to evaluate and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and to file an annual report pursuant to section 13(a) of the Exchange Act. The CEO and CFO have evaluated several changes to our internal control over financial reporting as of September 30, 2009 that will or are reasonably likely to materially affect our internal control over financial reporting, and based on that evaluation, Management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

The information below shows the changes to the internal control over financial reporting that were evaluated and the status of our other material weakness remediation to date:

•

Lack of U.S. GAAP expertise, which is a material weakness. Despite substantial efforts to improve the Company’s controls and procedures, as previously reported by the Company, our current accounting staff is relatively new and inexperienced, and needs substantial additional training to meet the higher demands of being qualified accountants of a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of U.S. GAAP-based period end closing, consolidation of financial statements and U.S. GAAP conversion are inadequate and were inadequately supervised. The lack of adequate U.S. GAAP review resulted in some material adjustments for the year ended December 31, 2008, which were not properly and completely reflected in the management accounts. These material audit adjustments were made to eliminate intercompany transactions, reclassify related party transactions, record prior year audit adjustments to adjust the allowance for doubtful accounts, adjust taxes payable for tax provision, record intangibles at gross amounts, and adjust deferred tax. The need for these material adjustments was a result of insufficient period end closing procedures and a deficiency in the reconciliation between the Company’s prior-year audited financial statements and accounting records.

Remediation:

Since January 1, 2009, we have maintained a separate set of accounting data to record all U.S. GAAP audit adjustments from 2008 along with the PRC accounting records so as to effectively reconcile PRC accounts to the financial statements under U.S. GAAP.

In order to enhance our period end procedures, including adding a review of all account balances for material adjustments, the Company added five new personnel to the financial department in May of 2009, which currently consists of 21 staff members, including one Chinese CPA and one Chinese senior accountant. Additionally, following a vote of the Board of Directors, in October 2009, the Company engaged Essence Consulting and Management Ltd, an independent third party financial advisor to aid in financial reporting procedures and to help with the preparation of the Company’s annual and quarterly filings. In addition, we have allocated significant financial and human resources to strengthen our internal control structure.

We believe that the foregoing steps have helped us remediate the material weakness identified above and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate..

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mingying Co., Ltd. Lawsuit – On July 20, 2009, the Company appeared before a court sitting in the Tianhe District of Guangzhou, Guandong Province, People’s Republic of China, to defend itself in an action brought by Mingying Co., Ltd. for allegedly failing to satisfy payment obligations for advertising services. Mingying Co., Ltd. is seeking a judgment in the amount of RMB 465,000 (approximately $68,000). The court has informed Mingying Co., Ltd. that it has failed to meet its burden of proof in support of its claims, however the action is still proceeding. The Company lost the lawsuit in the trial of first instance, which was held in September. The Company has applied for a retrial but has not yet received a reply from the court.

The Company intends to continue to vigorously defend the lawsuit. The Company does not believe the outcome of this suit will have a material adverse effect on the Company.

SEC Investigation – The United States Securities and Exchange Commission (“SEC”) had been conducting an informal inquiry regarding the events that resulted in the Company’s restatement of its financial statements for the fiscal year 2007 and the first quarter of 2008. The Company was represented by counsel cooperated with the SEC’s inquiry on a voluntary basis. On September, 2009, the Company received notification from the SEC that it had completed its investigation and reached a determination not to recommend any enforcement.

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. During the second quarter of 2009, the Company and the accounting firm filed motions to dismiss the complaint and the plaintiffs filed a memorandum in opposition to those motions. On August 31, 2009, the Company filed a reply brief in further support of its motion.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Line of Credit Agreement dated August 6, 2009 by and between the Company and the Agricultural Bank of China Limited Inc.

10.2	Pledge Agreement dated August 21, 2009 by and between the Company and Agricultural Bank of China Shuanglong Branch.

10.3	Insurance Policy dated May 4, 2009 issued by Ping An Property & Casualty Insurance Company of China, Ltd. in favor of the Company.

10.4	Indemnity Agreement dated June 9, 2009 by and among the Company, Ping An Property & Casualty Insurance Company of China, Ltd. and China Construction Bank Kunming Heping Branch.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

November 16, 2009	By:	/s/ Gui Hua Lan

Gui Hua Lan
Chief Executive Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Line of Credit Agreement dated August 6, 2009 by and between the Company and the Agricultural Bank of China Limited Inc.

10.2	Pledge Agreement dated August 21, 2009 by and between the Company and Agricultural Bank of China Shuanglong Branch.

10.3	Insurance Policy dated May 4, 2009 issued by Ping An Property & Casualty Insurance Company of China, Ltd. in favor of the Company.

10.4	Indemnity Agreement dated June 9, 2009 by and among the Company, Ping An Property & Casualty Insurance Company of China, Ltd. and China Construction Bank Kunming Heping Branch.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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