Form 10-K/A
period 2008-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2010-01-22
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

0086-871-728-2628

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NYSE Alternext US

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

The number of shares outstanding of the registrant’s common stock as of August 14, 2009 was 19,679,400.

EXPLANATORY NOTE

In accordance with a comment letter from the SEC Staff, we are filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend and restate in its entirety the disclosure under Item 9A Controls and Procedures of Part II of our annual report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009 (the “Form 10-K”)

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

GENERAL INDEX

		Page Number

PART II

Item 9A	Controls and Procedures	1

	SIGNATURES	3

ITEM 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Gui Hua Lan our Principal Executive Officer, and Wendy Fu, our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that because of the material weaknesses and significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  In the course of its audit work for 2008, management and our accountants identified the material weakness and significant deficiencies in our financial reporting process described below.  These matters were reported to our Board of Directors and Audit Committee by management in March 2009:

•
Lack of U.S. GAAP expertise, which is a material weakness.  Despite substantial efforts to improve the Company’s controls and procedures, as previously reported by the Company, our current accounting staff is relatively new and inexperienced, and needs substantial additional training to meet the higher demands of being qualified accountants of a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of U.S. GAAP-based period end closing, consolidation  of financial statements, U.S. GAAP conversion are inadequate and were inadequately supervised. The lack of adequate U.S. GAAP review resulted in some material adjustments for the year ended December 31, 2008, which were not properly and completely reflected in the management accounts. These material audit adjustments were made to eliminate intercompany transactions, reclassify related party transactions, record prior year audit adjustments to adjust the allowance for doubtful accounts, adjust taxes payable for tax provision, record intangibles at gross amounts, and adjust deferred tax. The need for these material adjustments was as a result of insufficient period end closing procedures and a deficiency in the reconciliation between the Company’s prior-year audited financial statements and accounting records.

•
Capital expenditures were discussed and approved at management meetings at which some of the board of directors attended but no formal board procedures were followed, which is a significant deficiency in our internal controls.

•
Sales department and warehouse department failed to follow the policy of returned goods to timely handle the returned goods from customers, which is a material weakness.  This weakness relating to the failure to follow Company’s returned goods policy was based primarily on the lack of clarity among the Company’s financial personnel as to their respective assignments and duties with respect to the Company’s returned goods policy. As a result, there was a breakdown in communication between the warehousing and financial departments, and no person made an accounting of returned goods when those goods were returned by customers.

•	The duties of the cashiers in our financial department were not properly segregated, which is a significant deficiency in our internal controls.

In order to correct the foregoing material weakness and significant deficiencies, we have continued to pursue appropriate remedial measures and have taken the following additional measures in 2009:

1

▪
Since January 1, 2009, we maintained a separate set of accounting data to record all U.S. GAAP audit adjustments from 2008 along with the PRC accounting records so as to effectively reconcile PRC accounts to the financial statements under U.S. GAAP.

▪	In January of 2009, we developed a policy to require board of directors’ written resolutions to approve all important capital expenditures.

▪
Beginning in March of 2009, we started to implement adequate segregation of duties in financial function, which will separate duties of accessing to property and assets from preparing or recording accounts.  We have informed the financial staff, through meetings and communications, of their individual duties and each has been properly instructed and trained with respect to the Company’s accounting policies. The Company is in the process of documenting its various policies.

▪
In March of 2009, we established an internal audit department to strengthen the overall internal control environment and to monitor compliance with the Company’s policies and procedures by all departments. The internal audit department consists of three personnel, one Chinese senior accountant, one human resources management professional and one information technology engineer, each of who is dedicated entirely to the internal audit function.  The internal audit department is independent and reports directly to the audit committee.

▪
Beginning in March of 2009, we started to improve the returned goods policy and the controls with respect to that policy by instructing and training our financial staff, through meetings and communications, of their individual duties with respect to the Company’s accounting policies, including the returned goods policy, in order to ensure that all returned goods are properly accounted for.  The Company is also in the process of formally documenting the returned goods policy.

▪
In order to enhance our period end procedures, including adding a review of all account balances for material adjustments, the Company added 5 new personnel to the financial department in May of 2009, which currently consists of 21 staff members, including one Chinese CPA and one Chinese senior accountant. Additionally, following a vote of the Board of Directors, in October 2009, the Company engaged Essence Consulting and Management Ltd, an independent third party financial advisor to aid in financial reporting procedures and the help of the Company’s annual and quarterly filings.

We believe that the foregoing steps help us remediate the material weakness and significant deficiencies identified above and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)
January 22, 2010	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gui Hua Lan
Date: January 22, 2010	Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Chuanxiang Huang
Date: January 22, 2010	Chuanxiang Huang, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Feng Lan
Date: January 22, 2010	Feng Lan, President and Director

/s/ Xiao He
Date: January 22, 2010	Xiao He, Director

/s/ Yunhong Guan
Date: January 22, 2010	Yunhong Guan, Director

/s/ Jason Yuanxin Zhang
Date: January 22, 2010	Jason Yuanxin Zhang, Director

/s/ Xiaobo Sun
Date: January 22, 2010	Xiaobo Sun, Director