Form 10-K
period 2009-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2010-04-14
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2009 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $14,169,168.

The number of shares outstanding of the registrant’s common stock as of March 24, 2010 was 19,679,400.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement related to the 2010 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

i

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	52

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	52

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	53

Signatures

ii

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for approximately 85% of our revenues;

•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalog;

•	our ability to raise additional capital needed for working capital, future operations and research and development;

•	our ability to collect on advances to sales representatives;

•	our reliance on our three largest customers for a significant percentage of our sales;

•	our ability to effectively grow management;

•	our dependence on key personnel;

•	our ability to establish and maintain a strong brand;

•	the ability of our products to effectively compete with those of our competitors;

•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;

•	our ability to collect on trade receivables;

•	our ability to develop and market new products, including those with high profit margins;

•	additional products being subject to price controls by the Chinese government;

•	protection of our intellectual property rights;

•	loss of certain tax concessions;

•	our lack of insurance to cover losses due to fire, casualty or theft;

•	changes in the laws of the PRC that affect our operations;

•	changes in the foreign currency exchange rate between U.S. dollars and Renminbi;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	the effect on our operations of costs associated with the Restatement, including litigation costs;

•	a downturn in the economy of the PRC or inflation in the PRC;

•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;

•	volatility of the market for our common stock;

•	the possibility of substantial sales of our common stock;

•	influence of our principal stockholder;

•	cooperation of the minority shareholder of our principal operating subsidiary; and

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

PART I

ITEM 1. BUSINESS.

Unless the context otherwise requires, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” as used throughout this report refer to China Shenghuo Pharmaceutical Holdings, Inc., our 94.95%-owned subsidiary Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. (“Shenghuo China”), and Shenghuo China’s subsidiaries organized under the laws of the People’s Republic of China (“PRC” or “China”): Kunming Shenghuo Medicine Co., Ltd. (99% interest), Kunming Pharmaceutical Importation and Exportation Co., Ltd. (99% interest), Kunming Shenghuo Cosmetics Co., Ltd. (98.18% interest), Kunming Beisheng Science and Technology Development Co., Ltd. (70% interest), and Shi Ling Shenghuo Co., Ltd. (wholly-owned).

Overview

We were incorporated in the State of Delaware on May 24, 2005. We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 85% of our sales for the year ended December 31, 2009.

Market Focus

Since our founding, we have focused primarily on the development of products to serve three major markets—cardiovascular and cerebrovascular disease, peptic ulcer disease and health products. Our goal has been to focus on the development of pharmaceutical products and over-the-counter products based on traditional Chinese medicines designed to address these areas.

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

Products

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on Earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our three major suppliers of Sanchi plant are Wenshan Jian Yuan Traditional Chinese Medicine Materials Trade Co., Ltd., the Wenshan County Yatai Agricultural and Sideline Products Trade Co., Ltd. and the Wenshan Innovation Centre of Sanchi Science and Technology Co. Ltd.

Pharmaceutical Products

Our pharmaceutical product, the Xuesaitong Soft Capsule, is marketed under the Lixuwang brand name and other products are marketed under the Shenghuo brand name, which has been granted Famous Trademark status in Yunnan Province. Famous Trademark is granted by the Administration of Industry and Commerce of Yunnan Province after being approved by the Provincial Brand Attestation Council. This trademark indicates that the Company and its products have the support of the provincial government of Yunnan Province as a provincial leading enterprise and its product has a strong reputation in quality, after-sale services and market sales.   The following is a list of our approved pharmaceutical products and their intended uses:

Product Name	Intended Use

Xuesaitong Soft Capsules
Designed to invigorate the circulation of blood and improve microcirculation. Used for the treatment of symptoms of cardiovascular and cerebrovascular disease, such as angina pectoris, strangulation, squeezing and crushing of chest, acute and chronic peripheral vascular-metabolic disorders, brain occlusion, occlusion of retina central vein, acute and chronic cerebral vascular-metabolic disorders caused by arteriosclerosis. This product accounted for approximately 85% of our sales for the year ended December 31, 2009.

Qiye Shen’an Tablets	Designed to help relieve headache, insomnia, and palpitation. Designed to invigorate the circulation of blood, improve microcirculation and improve liver functionality.

Banlangen Tablets	Designed for the treatment of parotitis, pharyngitis, mastitis, swollen and sore throat due to cold and influenza.

Bergenini Tablets	Designed to help relieve cough and phlegm due to bronchial ailments.

Huangtengsu Tablets (film tablets)	Designed to treat the symptoms of dysentery, enteritis, respiratory tract infections, uncomplicated urethral, surgery infections and conjunctivitis.

Danshen Tablets	Designed to regulate blood circulation and treat the symptoms of blood stasis. Designed to treat the symptoms of coronary arteriosclerosis, angina pectoris and hyperlipemia.

Triperygium hypoglaucum Hutch Tablets	An immunosuppressant designed to treat the symptoms of rheumatoid arthritis.

Huangtengsu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis.

Tian Xin Soft Capsules (formerly known as Li Xu Wang Shu Tong Soft Capsules)	Designed to reduce blood viscosity and improve blood circulation.

Product Name	Intended Use

Radix Polygoni Multiflori Capsules	Designed to treat effects of weakness of the kidney and liver, fatigue, and dizziness due to blood deficiencies.

We have the following additional drugs that are currently in Phase II clinical trials for prescription use:

•
Wei Dingkang Soft Capsules are a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007.  Phase II exploratory and enhanced clinical trials have commenced and are expected to be completed by August 2010, after which Phase III will start. We anticipate obtaining production approval by the end of 2012.

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

Health and Food Products

We offer a wide array of over-the-counter supplements as well as vitamin capsules and pills. The following are some of our non-prescription products and their intended uses. We have received government approval and currently market each of the supplements listed below.

Product Name	Intended Use

Banlangen Grains	Health product designed to treat swollen and sore throat due to cold and influenza.

Gegenqinlian Tablets	Health product designed to reduce stomach discomfort and treat diarrhea.

Huangtensu Soft Capsules	Designed to treat symptoms of dysentery, enteritis, respiratory tract infections, surgery infections and conjunctivitis.

Luotongding Tablets	Health product designed to reduce visceral pain, headache, and cramping.

Paracetamol Caffeine and Aspirin Powders	Health product designed to treat headaches, migraines and fevers caused by influenza and cold.

Siji Sanhuang Tablets	Health product designed to relieve inflammation and alleviate fever, commonly in connection with pharyngitis.

Sulfadiazine Silver Ointment	Health product designed to assist in the prevention of infections related to burns.

Tianqi Tongjing Capsules	Health product designed to treat dysmenorrhea and emmeniopathy caused by colds.

Vitamin AD Soft Capsules	Health product designed to treat deficiencies of Vitamin A and D.

Vitamin C Tablets	Health product designed to treat deficiencies of Vitamin C.

Product Name	Intended Use
Vitamin B6 Tablets	Health product designed to treat deficiencies of Vitamin B6.

Vitamin E Soft Capsules	Health product designed to treat deficiencies of Vitamin E.

Yinhuang Capsules	Health product designed to relieve inflammation and sore of throat.

Lycopene Soft Capsules	Food product designed to treat side effects of and act as a general deterrent to certain carcinogens.

Oil of Purple Perilla Soft Capsules	Food product designed to treat effects of cough, asthma and astriction.

Rhizoma Aspidii and Chinese Wampi leaf Grains	Designed to treat effects of fever, aversion, headache, cough with excessive sputum.

Soya Lecithin Soft Capsules	Food product designed to treat effects of high blood fat, hypertension and other diseases of cardiovascular and cerebrovascular systems.

Spirulina Soft Capsules	Food product designed to normalize stomach and intestinal functions.

Tian Xin Soft Capsules	Designed to reduce blood viscosity and improve blood circulation.

Radix Polygoni Multiflori Capsules	Designed to treat effects of weakness of the kidney and liver, fatigue, and dizziness due to blood deficiencies.

The SFDA issues certificates of medicine production approval that include the names, specifications, approval numbers and other information about the approved medicines. According to the law of the Drug Administration of the People’s Republic of China, a drug-manufacturing factory must acquire both the certificate of medicine production permit and medicine production approval before the drug-manufacturing factory has the necessary qualifications to manufacture, market and sell the medicine.

Our anticipated timelines for introduction and marketing of our new drugs depend, in large part, on government approval as well as our experience in the approval process and our communications with the SFDA. Therefore, there is no assurance that such approvals will be obtained at all, or that the anticipated timelines will be met. For instance, we intended to introduce and market certain generic non-prescription supplements such as Fructus Ligustri Lucidi, Radix Astragali Soft Capsules, Ginseng and Pilose Antler Soft Capsules, and Tranquilization Soft Capsules and had applied for approvals that were anticipated to be obtained during 2008. However, in July 2007, China’s former drug and food safety watchdog chief, Xiaoyu Zheng, was executed after being found guilty of corruption and dereliction of duty. Mr. Zheng’s failure to maintain proper standards and carry out correct pharmaceutical safety inspections led to approval of many medicines that should have been blocked or taken from the market. In order to cure Mr. Zhang’s dereliction, SFDA adapted a series of measures to tighten safety controls and strengthen its safety procedures for the pharmaceutical approval process. For these reasons, many drugs that had applications pending were forced to carry out re-examination and approvals have been delayed.  In response to this changed regulatory process, the Company determined not to pursue its applications on proposed products further, and instead to shift research and development efforts from making generic drugs to high-tech ones like Wei Dingkang Soft Capsules as well as Dencichine Hemostat.

Cosmetic Products

We also offer an expanding line of cosmetic products including lotions, creams and other cosmetic items. We have conducted extensive research and have specifically formulated our cosmetic products to meet the cosmetic and skincare needs of our female consumers. Our “12 Ways™ Chinese Traditional Medicine Beauty Salon Series” (“12 Ways”) is a line of over 100 cosmetic products that includes facial masks and creams, skin and eye creams, and shampoos. Our line of products has acquired production approval to be sold only in China. Each of our cosmetic skincare products contains natural ingredients including herbal anti-irritants and anti-oxidants, as well as Sanchi. Our comprehensive line of skincare includes a mixture of basic products (e.g., creams and gels), treatment products (e.g., firming treatments), specialty helpers (e.g., masks), and beauty supplements. The use of supplements is an important element of skincare, nurturing the skin’s health using vital nutrients. Our cosmetic line combines the strength of several skincare methods to achieve healthy skin and beauty.

We have expanded the geographic region in which our 12 Ways products were sold from our native Yunnan province to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, and we hope to eventually expand our retail presence across China. As of December 31, 2009, we have opened approximately 618 retail specialty counters in more than 30 cities throughout China, including main cities such as Beijing, Nanjing, Hangzhou, Suzhou, Jinan, Weifang Shengzhen and Zhengzhou, and most of provinces in China such as Hubei, Shanxi, Yunnan, Shandong, and Anhui.  In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

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

•
Focus on Brand Development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang”—the brand under which most of our products are sold. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, which we can benefit from by developing and maintaining relationships with professionals within the industry, especially with physicians and hospitals.

•
Domestic Growth (China). We intend to grow our internal marketing and sales function and increase our relationships with potential customers to expand the distribution and presence of our non-prescription brands and cosmetics. In expanding market share of our products, we intend to take advantage of our large manufacturing scale and reasonable cost control mechanisms, and our strong sales network. In addition, our goal is to establish our products as a preferred choice for prescription drugs in major hospitals. We believe that establishing a strong reputation with major hospitals may open the market for smaller, community and rural hospitals because patients from large hospitals also receive services from smaller hospitals.  We hope to add other prescription drugs, some of which are now in late-stage clinical trial, into this channel over the next few years.

•
International Growth. In addition to China, we have sold our products in Asian countries such as Indonesia, Singapore, Japan, Malaysia, Thailand and European countries such as the United Kingdom, Tajikistan, Russia and Kyrgystan. We hope to expand sales into other countries where our products could be affordable treatment options.

•
Growth of Cosmetics Market Share. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources. We hope that our cosmetics products will account for a larger percentage of our revenue in the future.

In 2009, we developed the following four strategies to stabilize and further expand the market for our products: (1) attracting further investment, especially for provinces with low coverage, by implementing a policy of inviting investment, enhancing sales team construction as well as professional training and marketing promotion; (2) developing a plan and budget to expand distribution into the hospitals, which are not selling our products; (3) widening commercial channels by focusing on (i) strengthening the assessment of sales representative/agent’s commercial credits and accounts receivable management, (ii) integrating the resources of commercial channels on the basis of market conditions, and (iii) taking advantage of commercial channels to promote terminal distribution; and (4) expanding the over the counter market, based on the reputation of Lixuwang Soft Capsules, by launching over the counter products to the market, increasing market shares and sales scope and maximizing profit.

Research and Development

As of December 31, 2009, we employed 61 technicians, including 17 senior researchers, 23 mid-level researchers, and 21 junior analysts. The technicians’ specializations include medicine, pharmacology, chemistry, biology, and medicine production equipment. The amount spent for the years ended 2009 and 2008 on research and development is $139,944 and $338,546 respectively.

In an attempt to capitalize on the natural resource of Sanchi in Yunnan Province and to develop a strong medical industry in the Yunnan Province, we established an enterprise technology center – Kunming Beisheng Science and Technology Development Company – in cooperation with the Shijia Research Center of Beijing University. However, the project has not generated revenues or conducted operations and the Company is applying for the approval from the government to dissolve Kunming Beisheng Science and Technology Development Company.  Accordingly, the Company has established its own Technology Center, which has been equipped with advanced instruments and has recruited highly educated and experienced senior technicians to carry on the projects intended for the Shijia Research Center, such as developing new techniques of extraction, purification and quality control. Moreover the objectives of our Technology Center are the same as we set with Shijia: modernizing Chinese medicine development techniques; improving technological skill and processing techniques; industrialization of Chinese herbal medicine; creation of intellectual property rights; and deepening research into high-end Yunnan Province medicine. The business scope of the project includes development and technology transfer of bulk pharmaceuticals, prepared Chinese medicine, chemicals, biologicals, health food, and medical cosmetic products; importation of scientific instruments and medical technology, and communication with foreign and domestic research centers.

Establishing the Company owned Technology Center has greatly enhanced the Company’s research and development efforts by encouraging independent innovation, strengthening independent research and development capacity and boosting international competitiveness and reducing research and development expenses.

Marketing and Sales

As of December 31, 2009, our marketing team maintains sales offices in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 612 sales representatives.

Our main customers are regional wholesale companies, who resell our products to local hospitals, drug stores, and other channel distributors. In addition, we sell our products directly to retail drug stores. Our three largest customers accounted for approximately 19.8%, 19.4%, and 32.1% of our sales for the years ended December 31, 2009, 2008, and 2007, respectively.

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

We have established sales offices in many cities in China that manage sales representatives according to our internal management rules and sales policy. Because the main product “Xuesaitong” capsule is sold to hospitals through regional wholesale companies located in the various cities of China and because China has thousands of wholesale companies, we employ a large number of sales representatives to expand into new markets and gain new customers.

Sales representatives will be provided with certain sales targets for a particular period according to set price. The sales representatives who complete the sales task within the prescribed period, will be given greater economic incentives and future cooperation opportunities. According to our sales policy, sales representatives earn commissions from us based on the sale amount and the amount collected. The Company reimburses the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. The Company reimburses the sales representatives their accrued selling expenses when the related accounts receivable are collected.

We started to expand our business into the OTC market in selected areas around China during 2009.  For example, the gross sales of Lixuwang in the OTC market in Yunnan province amounted to RMB 6 million, resulting in a profit realized by the Company of about RMB 2 million. Based on these positive results, we will continue to expand our presence in the OTC market in 2010 in provinces such as Jiangsu, Fujian, Guangdong and Zhejiang. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

Production

We manufacture and package our products at our factory located in Kunming, China. The factory, which was built in 2000, is approximately 161,460 square feet and includes a clean area that occupies approximately 86,110 square feet. Our clean area in the production facilities includes approximately 52,500 square feet of Class 10,000 certified area and 2,350 square feet of Class 100,000 certified area. The cleanliness classification is based on the number of dust particles and bacteria per cubic meter, so lower numbers indicate a higher cleanliness class. According to the Regulation for Quality Control of Drug Production issued by the SFDA, oral preparations of traditional Chinese medicines must be produced in a Class 300,000 certified or lower area. Our production facilities use equipment imported from the U.S. and are designed to meet American standards, so our Class 10,000 and Class 100,000 certified areas are cleaner than the Chinese national standard. The production facilities have more than 600 machines and supporting parts for pharmaceutical production from domestic and foreign suppliers. The factory has a total of 28 complete production lines for semi-finished and finished hard capsules, tablets, granules, powder, electuary, and emulsifier. The key facilities are two soft capsule production lines obtained from GIC Company, an American producer of industrial machinery, and an automatic packaging production line purchased from Klockner Haensel GmbH, a German company. In addition, all of our precision testing machines are supplied by Sharp Document Systems, U.S.A. Our production facilities were certified to be in compliance with Good Manufacturing Practice (GMP) standards. Our GMP certifications are renewed through July 18, 2012, for the production of health food products and supplements, including soft capsules, hard capsules, tablets and granule productions. We also received an additional GMP certification for production of pharmaceutical ointment products.

We utilize a complex process in extracting active components from the Sanchi plant, purifying the components and manufacturing our products. A typical manufacturing process begins by obtaining the Sanchi plant from our supplier, washing, and dividing it into main root, branch root and rhizome. The branch root known as “Sanchi Jintiao” and rhizome is known as “Sanchi Jiankou.” The Sanchi Jiankou is the portion of the Sanchi that contains the active ingredient, Panax Notoginseng Saponins. The Sanchi Jiankou is then sent through a heavy pulverizing machinery to crush it into a specified powder size. The Sanchi Jiankou powder then undergoes a complex extracting process in which the powder is mixed with extracting solvents and the resulting solution is percolated and filter processed. The solution is concentrated by vacuum equipment while the extracting solvent is recollected and the active ingredient condensate is collected. The active ingredient condensate is then separated and purified through a chromatographic column, and the Sanchi polysaccharides and Sanchi saponins are collected separately. The solutions of Sanchi saponins and Sanchi polysaccharides are then separately purified by a second chromatographic column to remove pigments and other useless compounds and obtain the pure saponins and polysaccharides, respectively. The Sanchi saponins and Sanchi polysaccharides are then separately dried by a spray-dryer.  The resulting powders are weighed and packaged into separate contamination resistant plastic bags, which undergo quality control inspections and are stored in a warehouse for use in our line of products. Production of each product varies depending on the ingredients and form of the product.  Production usually includes mixing of the Sanchi powder and the delivery agent, such as oil for soft capsules.  The ingredients are then processed using advanced pressing, drying, polishing and blister packaging equipment.

Quality Control

Our production facilities are designed and maintained with a view towards conforming with good practice standards. To comply with GMP operational requirements, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our Quality Control department is responsible for maintaining quality standards throughout the production process. Quality Control executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	implementing sampling systems and sample files;

•	maintaining the quality of equipment, instruments, reagents, test solutions, volumetric solutions, culture media and laboratory animals;

•	auditing production records to ensure delivery of quality products;

•	monitoring the number of dust particles and microbes in the clean areas;

•	evaluating stability of raw materials, semi-finished products and finished products in order to generate accurate statistics on storage duration and shelf life;

•	articulating the responsibilities of Quality Control staff; and

•	on-site evaluation of supplier quality control systems.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China, as well as confidentiality procedures and contractual provisions to protect our intellectual property. Our primary product, Xue Saitong Soft Capsules, first received patent protection and production and new medicine certification in 1999 which will continue until April 25, 2012. We also have protections for our technology methods of using Sanchi to help stop bleeding and combination methods, production and function of the medicine to treat intestinal disease. Xue Saitong Soft Capsules receive protections from the SFDA, which will not issue additional drug permits other than those already issued during the protection period. We have ten registered trademarks in China. Other than the foregoing, we do not have any measures to prevent any infringement of our intellectual property rights.

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

The application and approval procedure in China for a newly developed drug product has numerous steps. New drug applicants prepare the documentation of pharmacological study, toxicity study and pharmacokinetics and drug metabolism (PKDM) study and new drug samples. Documentation and samples are then submitted to provincial food and drug administration (“provincial FDA”). The provincial FDA sends its officials to the applicant to check the applicant’s research and development facilities and to arrange a new drug examination committee meeting for approval deliberations. This process usually takes three months. After documentation and sample approval, the provincial FDA will submit the approved documentation and samples to SFDA. SFDA examines the documentation and tests the samples and arranges a new drug examination committee meeting for approval deliberations. If the application is approved by SFDA, SFDA will issue a clinical trial license to the applicant for clinical trials. The clinical trial license approval typically takes one year. The applicant completes the clinical trial process and prepares documentation and files for submission to SFDA for new drug approval. The clinical trial process usually takes one to two years, depending on the category and class of the new drug. SFDA examines the documentation, gives final approval for the new drug, and issues the new drug license to the applicant. This process usually takes eight months. The whole process for new drug approval usually takes three to four years.

Insurance Catalogues

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established the State Insurance Catalogue. The State Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are designated by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are designated by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B from region to region. Patients purchasing medicines included in Part A are entitled to reimbursement of 100% of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines (approximately 10% of such costs).

The medicines included in the Insurance Catalogues are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogues are supposed to be revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The Ministry of Labor and Social Security then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration. Other than completing a normal application process, we have no role in the selection of products for inclusion in the Insurance Catalog.

In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogues (each, a “PIC”).  A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue.

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the State Insurance Catalogue.  Xuesaitong Soft Capsules represented approximately 85% of our sales for the year ended December 31, 2009.  In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which takes effect on July 1, 2010, and the Xuesaitong Soft Capsules will no longer be listed.  Therefore, until the effective date of the updated State Insurance Catalogue, the Xuesaitong Soft Capsules will remain in Part B of the State Insurance Catalogue.  We are seeking to have other products listed in the State Insurance Catalogue.  At present, it has been announced that Banlangen Tables, Dansheng Tables and Sulfadiazine Silver Ointment have already been approved to be listed in the newly announced State Insurance Catalogue.  The Ministry of Labor and Social Security in China plans to update the State Insurance Catalogue every two years, but since 2000, the catalog has been updated only twice.

In order to mitigate the negative impact the removal from the State Insurance Catalogue may have on the Company, we have been coordinating with various provinces to list the Xuesaitong Soft Capsules on the various PICs and our communications with various provinces are great.   It is expected that the various provinces will make a decision on their individual listings by May 30, 2010.

Further, the Department of Heath in China, which makes an independent assessment of the drugs available, publishes an “essential drug list” as to what drugs are basic and prevalent and can satisfy the ordinary need for drugs to all the people. If a drug is listed on the “essential drug list,” it is automatically included in Part A of the State Insurance Catalogue.  The Company’s Xuesaitong Soft Capsules were listed on the “essential drug list” in 2000 and 2004 and the Company is attempting to have the drug relisted on that list in 2010 to mitigate and even improve its position with respect to drug reimbursement for patients.

Price Controls

Drugs that are listed in the State Insurance Catalogue and whose production or trading will constitute monopolies are commonly subject to price control by the Chinese government. The maximum prices of such medicine products are published by the state and provincial administration authorities from time to time. The prices of other medicines that are not subject to price control are determined by the pharmaceutical manufacturers, subject, in certain cases, to providing notice to the provincial pricing authorities. Since 2005, our primary product, Xuesaitong Soft Capsules, is subject to retail and wholesale price controls.

The price of Xuesaitong Soft Capsules is mainly determined by our company and will no longer be subject to price control by The National Development and Reform Commission of the PRC after July 1, 2010 due to the removal from the State Insurance Catalogue. But the price is to be reported to the provincial pricing authorities where our Xuesaitong Soft Capsules is listed in their PICs. The original price, as approved by the government, was 45 RMB (U.S. $5.63) per box of 24 capsules. As of December 31, 2009, its maximum price has been adjusted to 44.2 RMB (U.S. $5.53) per box of 24 capsules. Our application to The National Development and Reform Commission (The “NDRC”) of the PRC requesting that the Xuesaitong Soft Capsules be placed into the category of “Higher Price for Better Quality” was approved in March 2007. Therefore, the drug benefits from price protection and is exempted from price reduction. Moreover, the category has become a standard of choosing medicines for cardiovascular and cerebrovascular disease.

Environmental Matters

We comply with the Environmental Protection Law of China as well as the applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

Employees

As of December 31, 2009, we had 556 full-time, salaried employees and 433 of these employees receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 600 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

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

ITEM 1A.  RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report. With respect to this discussion, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” refer to China Shenghuo Pharmaceutical Holdings, Inc., our 94.95%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”) and the five foreign owned subsidiaries of Shenghuo China that are organized under the laws of the People’s Republic of China (“PRC” or “China”).

RISKS RELATED TO OUR OPERATIONS

We May Not Be Able To Refinance or Repay Loans We Have Received.

As of December 31, 2009, we had approximately $9.4 million of loans maturing in 2010 (including an aggregate of $2.92 million in March 2010 and $3.66 million in April 2010). There can be no assurance that we will be able to refinance the loans on acceptable terms or at all, and we do not have at this time the cash necessary to repay the loans as they mature.  If we do not refinance or cannot repay our outstanding loans and we default on our obligations, the lenders can demand accelerated payment and foreclose on collateral, our financial condition would be materially adversely affected, and we could be forced to cease operations.  Furthermore, even if we are able to obtain extensions on our existing loans, such extensions may include operational and financial covenants significantly more restrictive than our current loan covenants, which would adversely affect our plans and business goals.

We Incurred A Net Loss For The Year Ended December 31, 2009, And Our Business Condition Is Uncertain.

Although we have had a history prior to 2008 of positive income, working capital and retained earnings, we incurred a net loss for the year ended December 31, 2009 of $6.80 million and working capital deficiency amounting to $6.9 million. Additionally, putative class action lawsuits have been asserted against us.

We expended significant efforts to expand our revenues by assisting its sales representatives and increasing our marketing efforts during fiscal 2009. The net loss in 2009 was caused primarily by increased selling expenses, legal, auditing, sales representative assistance and marketing expenses. The increase in selling expense in 2009 was mainly due to the fact that beginning in March 2009, in order to develop a better channel for selling our products and to increase our revenue in the face of fierce industry competition, we began to build relationships with high quality sales agents and terminated our relationships with agents with poor historical performance. Moreover, we believe it is in our-long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Accordingly, we incurred increased costs in developing the OTC market in 2009.

In addition, we have to defend against a consolidated putative class action lawsuit that alleges that we failed to take adequate steps to ensure our financial reporting comported with U.S. Generally Accepted Accounting Principles (“GAAP”) and that, as a result, we were required to restate what are alleged to be materially false and misleading financials for accounting periods during the alleged class period from August 2007 through August 20, 2008, and further alleges, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. The Company believes the allegations in the amended consolidated complaint are without merit, and intends to vigorously defend the class action lawsuits. The Company does not believe the outcome of this suit will have a material adverse effect on the Company. However, the Company is unable at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company.

Our Current Business Is Primarily Based On A Single Product, Which Currently Accounts For Approximately 85% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

Approximately 85% of our sales for the year ended December 31, 2009 comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails or generates materially less sales revenues. If we experience delays, increased expenses, or other difficulties in the manufacture and sale of the Xuesaitong Soft Capsules, or if our licenses and government approvals are revoked to sell the product then we may not be able to generate significant revenues or profitability, and our business and financial condition would be materially adversely affected and we could be forced to cease operations, in which case investors may lose all or part of their investment in our company.

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

If Our Primary Product Is Replaced By Other Medicines, Is Removed From China’s Insurance Catalogue In The Future, Or Cannot be Listed on Key Independent Insurance Catalogues of the Various Provinces, Our Revenue Will Suffer Substantially.

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the insurance catalogues, which include the State Insurance Catalogue and the insurance catalogues of various provinces (“PIC”), may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the Insurance Catalogue or the PICs. Since 2005, our main, Xuesaitong Soft Capsules, has been listed in the Insurance Catalogue. The content of the Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the Insurance Catalogue. Xuesaitong Soft Capsules accounted for approximately 85% of our sales for the year ended December 31, 2009. Since this product will be removed from the Insurance Catalogue as of July 1, 2010, if the capsules are not then listed on certain key PICs or another manner is not found to reimburse patients for the purchase of their product, our total revenue will suffer substantially and we could be forced to cease operations.

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

We May Have Difficulty Establishing Adequate Management, Legal And Financial Controls In The PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls, and computer, financial and other control systems. In addition, we have had difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC, including employees trained in U.S. GAAP. As a result of these factors, we have had and continue to have difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We have experienced difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, resulting in significant deficiencies and material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  This occurred in 2008, and caused the restatement of our financial statements for fiscal 2007 and the first quarter of 2008, and the temporary suspension of trading in our stock on the NYSE Amex. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Matters Relating To Or Arising From Our Recent Restatement And Weaknesses In Our Internal Controls Has Had and May Continue to Have A Material Adverse Effect On Our Business, Operating Results And Financial Condition, Including Increased Costs and Diversion of Management’s Attention.

In connection with the restatement of our previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 and our assessments of our disclosure controls and procedures under Item 307 of Regulation S-K, management concluded that as of December 31, 2007, December 31, 2008 and December 31, 2009, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting. Please refer to the discussion under Item 9A, “Controls and Procedures” for further discussion of our material weaknesses as of December 31, 2009. Should we be unable to remediate those or any other material weaknesses promptly and effectively, such weaknesses could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to the restatement or material weaknesses could have a material adverse effect on our business and operating results. In addition, we have incurred substantial unanticipated costs for accounting and legal fees and may continue to incur accounting and legal fees in connection with these matters, and our management’s time and attention has been diverted from our other business operations, which could harm our business.

Our Three Largest Customers Account For A Significant Percentage of Our Sales. We Cannot Be Certain That These Sales Will Continue; If They Do Not, Our Revenues Will Likely Decline.

Our three largest customers accounted for approximately 19.8%, 19.4% and 32.1% of our sales for the years ended December 31, 2009, 2008 and 2007, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations.

The rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2009, we had 556 full-time, salaried employees, in addition to our employment of over 612 sales representatives who are paid on a commission basis. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Gui Hua Lan, our Chief Executive Officer, Zheng Yi Wang, our Executive Director of Exports, Feng Lan, our President, Lei Lan, our Vice President, and Chuanxiang Huang, our Chief Financial Officer, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

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

The production of our pharmaceutical products is subject to the regulatory approval of the State Food and Drug Administration (SFDA) in China. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures. In this regard, in 2009, two non-prescription supplemental pharmaceutical products, Levofloxacin Hydrochloride Soft Capsules and Brufen Soft Capsules, for which we had applied for production approval, were rejected by SFDA under its new, stricter regulatory procedures, and we are now unable to recoup those R&D investments.

Currently, two of our products, Wei Dingkang Soft Capsules and Dencichine Hemostat, have pending applications with the SFDA. Phase II clinical testing for Wei DingKang Soft Capsules was completed in December 2007.  Phase II exploratory and enhanced clinical trials have commenced and are expected to be completed by August 2010, after which Phase III will start.  We anticipate obtaining production approval by the end of 2012. Dencichine Hemostat completed a second review and was required to undergo neurotoxicity testing which may take a significant amount of time.  In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. The Chinese Military Medical Institute performs these tests. The risk is that if we do not receive timely approval for either of these drugs, then production will be delayed and sales of the products cannot be planned for.

If All Or A Significant Portion Of Our Customers With Trade Receivables Fail To Pay All Or Part Of The Trade Receivables Or Delay The Repayment, Our Net Income Will Decrease And Our Profitability Will Be Adversely Affected.

As of December 31, 2009, our accounts receivable (less allowance for doubtful accounts of $2.05 million) were $12.1 million. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than for other industries. Our estimated average collection period for the year ended December 31, 2009 was 90 to 140 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected, and our liquidity will be adversely affected.

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

We hold numerous GMP certificates that expire, as follows:

•	a GMP certificate for ointment products that expires on June 12, 2011;

•	a GMP certificate for powder products that expires on March 5, 2014;

•	a GMP certificate for products in the form of tablet, granule, capsule, and soft capsule that expires on July 18, 2012; and

•	a GMP certificate for health food products in the form of tablets, capsules, soft capsules, and granules that expires on December 25, 2012.

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

The Success of Our Expansion Into the Retail Distribution Of Our Cosmetic Products Through Counters Depends On Our Ability To Open And Operate A Certain Number Of New Counters On An Ongoing Basis, Which Could Strain Our Resources And Cause The Performance Of Our Existing Operations To Suffer.

We have been opening a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, and have expanded our retail presence across China. Our retail strategy will largely depend on our ability to find sites for, open and operate retail locations successfully. Our ability to open and operate retail locations successfully depends on several factors, including, among others, our ability to:

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

The Audit Committee conducted an internal investigation of our recently disclosed accounting errors, and we have restated our previously filed financial statements for fiscal year 2007 and the quarter ended March 31, 2008 (Restatement). The internal investigation and restatement have exposed us to risks and expenses associated with litigation, regulatory proceedings and government enforcement actions. Certain putative class action lawsuits have been asserted against us and certain of our officers and directors. No assurance can be given regarding the outcome of such litigation, and additional claims may arise. The investigation and Restatement and any settlements, payment of claims and other costs could lead to substantial expenses, may materially affect our cash balance and cash flows from operations and may divert management's attention from the Company's business. In addition, the Restatement of our financial statements could impact our reputation, including our relationships with our investors and our customers, our ability to hire and retain qualified personnel and, ultimately, our ability to generate revenue. Furthermore, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. We could be required to pay damages and might face remedies that could harm our business, financial condition and results of operations.

We Do Not Carry Directors And Officers Liability Insurance To Cover Any Expenses And Losses Due To Lawsuits Related To Financial Reporting Errors. Our Indemnification Obligations Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

We have not obtained directors and officers liability insurance to cover lawsuit expenses and losses related to financial reporting errors. Our bylaws require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature. Generally, we are required to advance indemnification expenses prior to any final adjudication of an individual’s culpability. The expense of indemnifying our current and former directors, officers and employees and agents in their defense or related expenses as a result of any actions related to the internal investigation and financial restatement may be significant. Therefore, our indemnification obligations could result in the diversion of our financial resources and may adversely affect our business, financial condition and results of operations.

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

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. According to the National Bureau of Statistics of China, the inflation rate in China reached a 4.8% in 2007 and increased to a high point of 5.9% in 2008. In 2009, the inflation rate is -0.7%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Recent PRC Regulations Relating To Acquisitions Of PRC Companies By Foreign Entities May Create Regulatory Uncertainties That Could Restrict Or Limit Our Ability To Operate. Our Failure To Obtain The Prior Approval Of The China Securities Regulatory Commission, Or The CSRC, For The Listing And Trading Of Our Common Stock On NYSE Amex Could Have A Material Adverse Effect On Our Business, Operating Results, Reputation And Trading Price Of Our Common Stock.

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

Because we completed our restructuring before September 8, 2006, the effective date of the new regulation, we believe it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock on NYSE Amex does not require CSRC approval.

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

A renewed outbreak of severe acute respiratory syndrome, avian flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales occur, could have a negative effect on our operations. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations;

•	the sickness or death of our key officers and employees; and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A Downturn In The Economy Of The PRC May Slow Our Growth And Profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices. The downturn in the Chinese economy and worldwide in 2008 and 2009 has had an adverse impact on the financial condition of patients and hospitals, which in turn affects our pharmaceutical sales and collection of trade receivables.

If We Make Equity Compensation Grants To Persons Who Are PRC Citizens, They May Be Required To Register With The State Administration Of Foreign Exchange Of The PRC, Or SAFE. We May Also Face Regulatory Uncertainties That Could Restrict Our Ability To Adopt An Equity Compensation Plan For Our Directors And Employees And Other Parties Under PRC Law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. In 2009 we adopted, and our stockholders approved, our 2009 Stock Incentive Plan pursuant to which we may make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

If We Default Under Our Loan Contract with Yunnan Shuang Long Branch of Agricultural Bank of China, We Could Forfeit Part or All of Our Equity Interests in Shenghuo China And Our Stock Price May be Substantially Depressed.

The Company’s bank facility with Shuang Long Branch of Agricultural Bank of China (or ABC), executed on August 6, 2009, is secured by, among other things, a pledge of the Company’s 94.95% shares in Shenghuo China, our main operating subsidiary.  Default by the Company under this loan facility, if not waived or modified, would permit the ABC to accelerate the loan and enforce on the pledged shares, and we may be forced to forfeit part or all of our equity ownership interests in Shenghuo China.  In addition, our stock price may be substantially depressed as a result of the foreclosure or the sales of the pledged shares.

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

Our Common Stock Could Be At Risk Of Being Delisted By The NYSE Amex, Making It More Difficult For Stockholders To Dispose Of Or To Obtain Accurate Quotations As To The Value Of Their Stock.

Our common stock currently trades on NYSE Amex (the “Exchange”). The Exchange, as a matter of policy, will consider the suspension of trading in, or removal from listing of any stock if, among other things, (i) the company fails to maintain stockholder’s equity of at least $2 million if the company has sustained losses from continuing operations or net losses in two of its three most recent fiscal years, (ii) the company fails to maintain stockholder’s equity of $4 million if the company has sustained losses from continuing operations or net losses in three of its four most recent fiscal years; (iii) the company fails to maintain stockholder’s equity of $6 million if the company has sustained losses from continuing operations or net losses in its five most recent fiscal years; or (iv) the company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature; or (v) it has been selling for a substantial period of time at a low price per share and the issuer fails to effect a reverse split of such shares within a reasonable time after being notified that the Exchange deems such action to be appropriate. In its review, the Exchange will consider all pertinent factors including, market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state or country of incorporation or of any governmental agency having jurisdiction over the issuer, the relationship to other Exchange policies regarding continued listing, and, in respect of securities of foreign issuers, the general practice in the country of origin of trading in low-selling price issues.  The delisting of our common stock by the Exchange would adversely affect the price and liquidity of our common stock.

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

After March 31, 2009, no open market sales of securities covered by these registrations will be permitted (other than sales pursuant to Rule 144) until a new registration statement is filed and becomes effective.

Our Principal Stockholder Has Significant Influence Over Us.

Our largest shareholder, Lan’s Int’l Medicine Investment Co., Limited, or LIMI, beneficially owns or controls approximately 77.3% of our outstanding shares. Gui Hua Lan, our Chief Executive Officer, Feng Lan, our President, and Zheng Yi Wang, our Executive Director of Exports, are directors of LIMI and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang own 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares, and Lei Lan, our Vice President, owns 9.37% of LIMI. We have other officers and directors who also hold equity interests in LIMI. LIMI has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. LIMI also has the power to prevent or cause a change in control. In addition, without the consent of LIMI, we could be prevented from entering into transactions that could be beneficial to it. The interests of LIMI may differ from the interests of our other shareholders.

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

As of December 31, 2009, our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) performed an evaluation of our disclosure controls and procedures and concluded that our disclosure controls and procedures had significant deficiencies that resulted in material weaknesses in our controls and procedures, resulting in them being ineffective. These deficiencies consisted of: material adjustments related to the prior year audits were not recorded in the company’s accounting records that were necessary to reconcile the retained earnings to the prior year balances in accordance with U.S. GAAP and multiple material adjustments were made as a result of audit procedures performed by the external auditors. We expect to expend a significant amount of funds to address these deficiencies and there is no guarantee that we will be able to resolve these deficiencies, which may result in an adverse impact on the price of our common stock.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants.  We are currently required to conduct an annual assessment of our internal controls, and the attestation requirement of management’s assessment by our company’s independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment once they are required to do so, investor confidence and share value may be negatively impacted.

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

ITEM 3. LEGAL PROCEEDINGS.

Mingying Co., Ltd. Lawsuit – On July 20, 2009, the Company appeared before a court sitting in the Tianhe District of Guangzhou, Guandong Province, People’s Republic of China, to defend itself in an action brought by Mingying Co., Ltd. for allegedly failing to satisfy payment obligations for advertising services. Mingying Co., Ltd. is seeking a judgment in the amount of RMB 465,000 (approximately $68,000). The court has informed Mingying Co., Ltd. that it has failed to meet its burden of proof in support of its claims, however the action is still proceeding. The Company lost the lawsuit in the trial of first instance, which was held in September. The Company has applied for a retrial and the retrial was held on November 20, 2009 but the court has not yet pronounced its judgment on the retrial.

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

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C.  Both the Company and the accounting firm filed motions to dismiss the complaint, but those motions were denied by the Court.  A scheduling order has been entered by the Court anticipating that the parties will engage in substantive discovery in 2010.

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

Commencing on June 14, 2007, our shares of common stock have been listed for trading on the Exchange under the ticker symbol “KUN.” As of March 24, 2010, we had 10 registered shareholders.

For the year ended December 31, 2009, the high and low sales prices for our common stock are as set forth below. The closing sales price of our common stock on March 24, 2010 was $0.83 per share.

	2009
	High	Low

4th Quarter	$1.10	$0.61
3rd Quarter	1.08	0.65
2nd Quarter	1.25	0.29
1st Quarter	0.90	0.16

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

Equity Compensation Plan

On June 15, 2009, our Board of Directors and stockholders adopted and approved our 2009 Stock Incentive Plan (the “2009 Plan”).  The 2009 Plan allows for awards of stock options for up to 2,000,000 shares of common stock.  As of December 31, 2009, no options to purchase common stock had been granted under the 2009 Plan.

As of December 31, 2009, the following warrants are outstanding:

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Warrants granted to Westpark Capital in 2007	40,000	4.20	-

Warrants granted to two of our non-employee directors in 2007	6,000	3.50	-
Warrants granted to CCG Investor Relations Partners LLC in 2007	200,000	3.50	-

Total	246,000		-

Recent sales of unregistered securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of China Shenghuo Phamaceutical holdings Inc. Throughout this document, references to “we,” “our,” the “Company” refer to China Shenghuo Phamaceutical holdings Inc and its subsidiaries. MD&A should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to repay certain bank loans due in 2010, general economic and business conditions; changes in foreign, political, social, and economic conditions; our expansion into the retail distribution of our cosmetic products; regulatory initiatives and compliance with governmental regulations; the ability to achieve further market penetration and additional customers; and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this report.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 85% of our sales for the year ended December 31, 2009 as compared to more than 87% of our sales for the year ended December 31, 2008.

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

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the State Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 85% of our sales for the year ended December 31, 2009. In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own PIC. A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which takes effect on July 1, 2010, and the Xuesaitong Soft Capsules will no longer be listed. Therefore, until the effective date of the updated State Insurance Catalogue, the Xuesaitong Soft Capsules will remain in Part B of the State Insurance Catalogue. We are seeking to have other products listed in the Insurance Catalogue. At present, it has been announced that Banlangen Tables, Dansheng Tables and Sulfadiazine Silver Ointment have already been approved to be listed in the newly announced State Insurance Catalogue. The Ministry of Labor and Social Security in China plans to update the State Insurance Catalogue every two years, but since 2000, the catalog has been updated only twice.

In order to mitigate the negative impact the removal from the State Insurance Catalogue may have on the Company, we have been coordinating with various provinces to list the Xuesaitong Soft Capsules on the various PICs and our communications with various provinces are great. It is expected that the various provinces will make a decision on their individual listings by May 30, 2010.

Further, the Department of Heath in China, which makes an independent assessment of the drugs available, publishes an “essential drug list” as to what drugs are basic and prevalent and can satisfy the ordinary need for drugs to all the people. If a drug is listed on the “essential drug list,” it is automatically included in Part A of the State Insurance Catalogue. The Company’s Xuesaitong Soft Capsules were listed on the “essential drug list” in 2000 and 2004 and the Company is attempting to have the drug relisted on that list in 2010 to mitigate and even improve its position with respect to drug reimbursement for patients.

Xuesaitong Soft Capsules are subject to wholesale and retail price controls by the Chinese government, and are primarily sold in China, and are also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the State Food and Drug Administration (“SFDA”) as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Our three largest customers are Guangzhou Pharmaceutical, Ltd.; Yunnan Province Pharmaceutical, LTD.; and Beijing Ai’xin Weiye Medicine, LTD, all of which accounted for 6.1%, 7.9% and 5.8% of our sales for the year ended December 31, 2009.

As of December 31, 2009, our medicine marketing team maintains sales offices in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 612 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other potential customers to expand the distribution and presence of our non-prescription brands and cosmetics.

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

According to data from the Yunnan Pharmaceutical Industry Association, the pharmaceutical industry in China grew about 21.02% on a year-over-year basis in 2009. This growth was driven by a number of favorable factors including improving standards of living from an increase in disposable income, an aging population, the improving access and higher participation in the State Basic Medical Insurance System, and the increase in government spending on public health care.

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

Traditional Chinese Medicine (“TCM”), including prescription and over-the-counter pharmaceuticals, have been widely used in China for many years and are an important part of the overall Chinese culture. The recently announced healthcare reform plan contains measures and policies that we believe will help support and promote the growth and development of the domestic TCM market. TCM drug manufacturers are likely to benefit from this reform as we believe the government will add more TCM-related drugs to the national medicine catalog. In addition, we expect the government will focus on disease prevention as it rolls out the nationwide medical insurance coverage. The TCM market is a vibrant and growing industry despite the challenging economic environment and it will remain a part of mainstream medicine in China.

We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years. Also, we are focusing our efforts on developing better channels for selling our products to expand our revenue and to counter fierce market competition. To that extend, we began to build relationships with new high-quality sales agents and terminate our relationships with sales agent with poor historical performances during 2009. We believe that this shift will provide a sound foundation for our operations going forward.

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of December 31, 2009, we have opened approximately 618 retail specialty counters in more than 30 cities throughout China. In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

There is potential for growth in production and sales due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because of the uncertainty of test results and clinical approvals. Over the last three years, the price of the main raw material we use - sanchi - has been fluctuating, which will likely increase our cost of product sold. In addition, our expected increased expenses for research and development, marketing and sales may have an adverse affect on future profit levels and available cash resources.

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

On June 18, 2007, the Board of Shenghuo China resolved to increase the registered capital of Shenghuo China by $734,348.09 from $9,665,017 to $10,399,365. As a result, we own approximately 94.95% of the equity interests of Shenghuo China, and Kunming Dian Jiao Investment Consulting Co., Ltd. or Dian Jiao owns approximately 5.05% of the equity interests of Shenghuo China.

Shenghuo China owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd., a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd., a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd., and a 70% interest in Kunming Beisheng Science and Technology Development Co., Ltd. On April 30, 2009, the Company formed Shi Ling Shenghuo Co., Ltd. (“Shi Ling”) as a wholly owned subsidiary. Shi Ling was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. All of these entities are formed in and operate within the PRC.

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

Based on the Audit Committee’s recommendations, the Company implemented the following remedial measures in order to prevent similar accounting errors from occurring in the future: (1) dismissed the two supervisors in the Company’s financial department who were responsible for the erroneous journal entries; (2) provided additional training in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and financial document production and record retention to the Company’s finance personnel and other personnel who provide financial data that is incorporated into the Company’s financial statements; (3) accelerated the process of improving its disclosure controls and procedures and internal controls over financial reporting (which included documentation of policies and procedures by the end of 2008 and will include implementation in January 2009 in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 following the COSO framework); and (4) replaced Qiong Hua Gao, the Company’s former Chief Financial Officer, with Wendy Fu as the new Chief Financial Officer, who is more experienced in the application of generally accepted accounting principles in the United States. Wendy Fu resigned on August 24, 2009 for reasons unrelated to the restatement of financial statements for the fiscal year 2007 and the first fiscal quarter of 2008. Chuanxiang Huang was appointed as our Chief Financial Officer on August 24, 2009.

As previously reported in the Company’s Form 10KSB/A, filed on November 14, 2008, the effects of the Restatement of the financial statements for the fiscal year 2007 were as follows:

	As Previously Reported	Effect of Restatement	As Restated
Consolidated Balance Sheet
As of December 31, 2007
Accounts and notes receivable, net	$9,651,304	$916,368	$10,567,672
Employee advances, net	10,147,415	(1,897,609)	8,249,806
Total Current Assets	27,581,623	(981,241)	26,600,382
Deferred Income Taxes	1,593,159	(1,593,159)	-
TOTAL ASSETS	37,910,118	(2,574,400)	35,335,718
Minority Interest in Net Assets of Subsidiaries	655,962	(176,644)	479,318
Stockholders' Equity:
Retained earnings	6,335,590	(2,296,253)	4,039,337
Accumulated other comprehensive income, foreign currency translation	1,031,146	(101,503)	929,643
Total Stockholders' Equity	13,709,654	(2,397,756)	11,311,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,910,118	(2,574,400)	35,335,718

Consolidated Statement of Operations
For the year ended December 31, 2007
General and administrative expense	4,935,754	942,194	5,877,948
Total Operating Expenses	12,048,873	942,194	12,991,067
Income from Operations	2,886,755	(942,194)	1,944,561
Income Before Income Taxes	2,332,820	(942,194)	1,390,626
Benefit from (provision for) income taxes	1,978,963	(1,529,765)	449,198
Minority interest in income of subsidiaries	(295,143)	175,706	(119,437)
Net Income	4,016,640	(2,296,253)	1,720,387
Foreign currency translation adjustment	810,273	(101,503)	708,770
Comprehensive Income	4,826,913	(2,397,756)	2,429,157

Earnings Per Share
Basic	0.21	(0.12)	0.09
Diluted	0.21	(0.12)	0.09

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Cash Flows from Operating Activities:
Net income	4,016,640	(2,296,253)	1,720,387
Deferred income taxes	(1,002,915)	1,529,764	526,849
Minority interest in income of subsidiaries	295,143	(175,706)	119,437
Change in current assets and liabilities:
Accounts and notes receivable	900,437	(879,905)	20,532
Employee advances	(7,024,869)	1,822,100	(5,202,769)
Net Cash Used in Operating Activities	(5,036,769)	-	(5,036,769)

Critical Accounting Policies and Estimates

Application of Critical Accounting Policies

We consider the policies discussed below as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management’s judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclosed the impact of these different estimates on our operations. In certain instances, like revenue recognition, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.

Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 2 – Summary of significant accounting policies, in the Consolidated Financial Statements.

Allowance for Doubtful Accounts and Credit Losses

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We have considered all available information in our assessments of the adequacy of the provision for doubtful accounts and we do not expect there would be significant changes on conditions that would result in material effect on the allowance estimation. We will continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.

Income Taxes and Tax Valuation Allowances

We follows Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“ASC Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial adverse impact on our operating results.

Legal Contingencies

We are involved in class action lawsuits as discussed in Note 13 – commitments and contingencies in the Consolidated Financial Statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

We believe the allegations in the amended consolidated complaint are without merit, and intend to vigorously defend the class action lawsuits. We do not believe the outcome of this suit will have a material adverse effect on us. However, we are unable at this time to predict the outcome of this litigation or whether we will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows based on the opinion of the counsel.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2009 and 2008.

	Year ended December 31,
	2009	2008	Change ($)	Variance %)

Sales	$36,001,915	$28,690,509	$7,311,406	25%
Cost of Goods Sold	9,887,969	7,693,635	2,194,334	29%
Gross Margin	26,113,946	20,996,874	5,117,072	24%
Operating Expenses:
Selling expenses	26,281,103	13,274,942	13,006,161	98%
General and administrative expenses	6,920,489	10,856,184	(3,935,695)	-36%
Research and development expenses	139,944	338,546	(198,602)	-59%
	33,341,536	24,469,672	8,871,864	36%
Loss from Operations	(7,227,590)	(3,472,798)	(3,754,792)	108%

Other Expenses:	623,645	967,150	(343,505)	-36%
Loss Before Income Tax	(7,851,235)	(4,439,948)	(3,411,287)	77%
Income tax (expense) benefit	1,053,980	(438,279)	1,492,259	-340%
Net Loss	(6,797,255)	(4,878,227)	(1,919,028)	39%
Net loss attributable to noncontrolling interests	(243,534)	(235,318)	(8,216)	3%
Net Loss Attributable to Stockholders	$(6,553,721)	$(4,642,909)	(1,910,812)	41%
Basic and diluted loss per share	$(0.33)	$(0.24)	(0.10)	42%
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	-	-

Fiscal Years Ended December 31, 2009 and 2008

Sales: Sales for the year ended December 31, 2009 were approximately $36 million, an increase of approximately $7.3 million, or 25%, from approximately $28.7 million for the year ended December 31, 2008. The increase in sales was primarily due to our implementation of a new sales policy that has stimulated the enthusiasm of sales representatives and resulted in the increased sales of products.

Cost of sales: Our cost of sales for the year ended December 31, 2009 was approximately $9.9 million, an increase of $2.2 million, or 29%, from approximately $7.7 million for the year ended December 31, 2008. The increase in cost of sales was primarily due to the increase of sales.

Gross margin: Our gross margin for the year ended December 31, 2009 was approximately $26.1 million as compared with approximately $21 million for the year ended December 31, 2008. Gross margin as a percentage of revenues was approximately 72.53% for the year ended December 31, 2009, a down of 0.65% from 73.18 % for the year ended December 31, 2008. The decrease in gross margin percentage was primarily due to the increasing price of raw material.

Selling expenses: Selling expenses were approximately $26.3 million for the year ended December 31, 2009, an increase of approximately $13 million, or 98%, from approximately $13.3 million for the year ended December 31, 2008. The increase in selling expense in 2009 was mainly due to two facts. First, beginning in March 2009, in order to develop a better channel for selling our products and to increase our revenue in the face of fierce industry competition, we began to build relationships with new high-quality agents and terminated our relationships with agents with poor historical performance, as a result of which we were required to pay greater commissions, travelling and entertainment expenses to establish good relationships with the new high-quality agents. Second, we believe it is in our long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Accordingly, we began developing the OTC market in 2009 and as of December 31, 2009, revenue from the OTC market comprises approximately 10% of the total sales revenue for Medicine. For the year ended December 31, 2009, the expenditures for developing our presence in the OTC market are approximately RMB 5 million and that we will have to dedicate significant funds in the future to continue to develop in the OTC market. As we are focusing our operations on the OTC market, we have adopted a policy to absorb a significantly higher percentage of costs incurred by our sales representatives than in the past in order to foster their cooperation in developing the OTC market. The costs being borne by us with respect to developing the OTC market are being accrued in selling expenses.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expenses: General and administrative expenses were approximately $6.9 million for the year ended December 31, 2009, a decrease of approximately $3.9million, or 36%, from approximately $10.9 million for the year ended December 31, 2008. The decrease was primarily due to (i) reduction of bad debt loss (ii) our strengthened budget control over expense disbursements to reduce unnecessary expense.

Research and development expenses: Research and development expense for the year ended December 31, 2009 was $0.14 million as compared to $0.34 million for the year ended December 31, 2008. The decrease was primarily due to our focus on a few innovative pharmaceuticals instead of on a number of generic drugs.

Net other expense: Net other expense, which includes interest income, income from research and development activities, subsidy income, interest expense and other income and expenses, was $0.62 million for the year ended December 31, 2009 as compared to $0.97 million for the year ended December 31, 2008, a decrease of $0.35 million, or 36%. The decrease in net other expense was primarily due to a decrease in the interest expense on borrowings.

Income tax (expense) benefit: Benefit from income taxes was $1 million for the year ended December 31, 2009 as compared to a provision for income tax of approximately $0.4 million for the year ended December 31, 2008. Benefits from income tax were mainly generated from unpaid accrued expenses and from losses carried forward, which we believed that would be able to be realized by implementing a tax planning strategy.

Net loss attributable to stockholders: We incurred a net loss of $6.6 million for the year ended December 31, 2009 as compared to a net loss of $4.6 million for the year ended December 31, 2008, an increase in net loss of approximately $2 million. The increase in net loss was primarily due to the sharp increase of $13 million in selling expense.

Liquidity and Capital Resources

General – As of December 31, 2009, we had cash and cash equivalents of $ 1.9 million. We have historically financed our business operations through bank loans, in addition to equity offerings. Although the we had a history prior to 2008 of positive net income, working capital and retained earnings, we have incurred a net loss for the year ended December 31, 2009 of $6.8 million and we had an accumulated deficit of $7.2 million as of December 31, 2009, primarily due to the losses in the year ended December 31, 2009 and the loss of $4.9 million for fiscal 2008. Our consolidated current liabilities exceeded its consolidated current assets by $6.9 million as of December 31, 2009, and $0.1 million as of December 31, 2008.

We have expended significant efforts to expand its revenues by assisting its sales representatives and increasing its marketing efforts during the twelve months ended December 31, 2009 and during fiscal 2008. The net loss for the year ended December 31, 2009 was caused primarily by increased selling expenses, legal, sales representative assistance and marketing expenses. The increase in the selling expense in 2009 was mainly due to the fact that beginning in March 2009, in order to develop a better channel for selling our products and to increase our revenue in the fierce industry competition, we began to build relationships with high quality agents and terminated our relationships with agents with poor historical performance. Moreover, we believe it is in our -long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Accordingly, we began developing the OTC market in 2009. We believes that after expending funds to develop new agents in 2009, we will be able to decrease selling and sales representative assistance expenses in the near future as the daily operations between new agents and the Company becomes more efficient. In addition, the Company may be forced to give significant attention to the class action lawsuits discussed in Note 13 in the Consolidated Financial Statements.

For the year ended December 31, 2009, we had net cash provided by operating activities of $2.5 million, an increase of over $ 0.55 million from 1.95 million for the year ended December 31, 2008. We believe that we would be able to obtain more cash flows from operating activities accompanying the increasing sales volume.

Cash flow

	Years ended December 31,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$2,499	$1,947
Net cash used in investing activities	$(3,121)	$(304)
Net cash (used in) provided by financing activities	$992	$(3,009)
Cash and Cash Equivalents at End of Period	$1,987	$1,612

Operating Activities: Net cash provided from operating activities for the year ended December 31, 2009 was $2.5million, as compared to net cash provided in operating activities of $1.95 million for the year ended December 31, 2008. These results reflect the impacts of (i) an increase of approximately $1.5 million deposits prepaid by sales representatives and an increase of $0.7 million advance from customers.

Investing Activities: Net cash used in investing activities was $3.1 million for the year ended December 31, 2009, as compared to net cash used in the amount of $0.3 million for the year ended December 31, 2008. The increase in net cash used in investing activities was primarily due to increases in capital expenditures, specifically, the construction of Shenghuo Plaza.

Financing Activities: Net cash provided by financing activities was approximately $1 million for the year ended December 31, 2009 compared to net cash used in the amount of $3 million for the year ended December 31, 2008. The increase in cash provided was primarily due to the increase of loans borrowed from banks.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by $6.9 million as of December 31, 2009, and $0.1 million as of December 31, 2008. In addition, as of December 31, 2009 our capital commitment was $1.34 million and will be settled within one year.

As of December 31, 2009, our accounts and notes receivable (less allowance for doubtful accounts of approximately $2.05 million) were approximately $12.1 million, an increase of approximately $3 million, from $9.1 million (net of allowance for doubtful accounts of $4.8 million) as of December 31, 2008. The increase of notes and accounts receivables is attributed primarily to the increasing sales.

Before 2009, we made significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and to develop new customers. We believed that the sales representatives would be better able to expand into new markets and to secure new customers if they were advanced funds for their travel, meals and other incidental expenses that arose in connection with their sales activities. Prior to September 2006, we did not ask sales representatives to pay off advances immediately because the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September 2006, we began to more vigorously pursue collection of all sales representative advances. Nonetheless, there are some sales representative advances that have aged so significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. Pursuant to the policies adopted at the beginning of 2009, instead of advancing sales representatives money to sustain or develop markets, we reimburse sales representatives their selling and marketing expenses when they present expense vouchers. Management considers this a better way to manage the potential for bad debts on the advances to sales representatives. We pay the accrued selling expenses only when we collect an account receivable for which a sales representative has presented his expense receipts. Because we offer a grace period of one-to-six months to our clients for remitting payments due, the accrued sales expenses may remain outstanding for however long it takes to collect the corresponding accounts receivable.

Current and long-term sales representatives and employee advances (net of allowances for doubtful accounts) were approximately $6.37 million and $9.3 million as of December 31, 2009 and 2008 respectively, a decrease of approximately $3 million. The decrease was mainly due to other receivables amounting to $2.3 million, which had been overdue for more than 2 years and for which a full allowance had been provided for, were written off since they were deemed uncollectible after we had implemented every possible collection procedures.

	December 31,
	2009	2008
Gross amount of sales representative advances	$8,025,300	$12,921,134
Allowance for doubtful accounts	1,651,199	3,620,048
Net amount	$6,374,101	$9,301,086

As of December 31, 2009, our accounts payable were approximately $4.7 million, an increase of $3.4 million, from $1.3 million as of December 31, 2008. The increase of accounts payable is mainly attributed to construction of new buildings.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we ship products to the customers. The deposit were approximately $7.1 million as of December 31, 2009, increased approximately $1.5 million, from $5.6 million as of December 31, 2008, due to increasing sales volume.

As discussed above, in order to develop a better channel for selling our products and to increase our revenue in the fierce industry competition, we began to build relationships with high quality agents, which required greater commissions, and therefore the other payables and accrued expense increased by $7.4 million, from $2.7 million as of December 31, 2008 to $ 10.1 million as of December 31, 2009.

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

On August 6, 2009, we obtained a one-year line of credit from Agricultural Bank of China (“ABC”) amounting to RMB 110 million (approximately $16 million) based on ABC’s assessment of our operations and unencumbered assets. As of December 31, 2009, the balance from ABC amounted to RMB 57 million (approximately $8.3 million) and the remaining unused line of credit was RMB 53 million (approximately $7.7million), which requires additional collaterals. The Long-term borrowing from ABC, amounting to USD1,462,587 ,which originally fell due on March 25, 2010, was renewed in February 2010 with a new maturity date of January 31, 2011

Further, in July, 2009, we signed a factoring agreement with China Construction Bank (the “CCB”) to transfer our accounts receivable with full recourse, and the proceeds received from CCB being recognized as secured borrowings, with facility amounting to RMB 18.5 million (approximately $2.7 million). Under this factoring agreement we have drawn bank loans amounting approximately to RMB 11million ($1.65 million).

Considering the financial resources presently available, we are confident that we have sufficient working capital for our present requirements and for at least the next 12 months; however, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the combined companies and there is no assurance that such funding will be available. Please see Note 8 –Borrowings in the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

None.

Foreign Currency Risk

Since all of our operations are conducted in the PRC, we are subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. Our operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, all of our revenue is denominated in the Chinese Yuan Renminbi (“RMB”), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government. The effect of the fluctuations of exchange rates is not considered to be material to our business operations.

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

As a result of a competitive request for proposal, we decided to change our independent registered public accounting firm from Hansen, Barnett & Maxwell, P.C. (“HBM”) to B&P, an Independent Member of the BDO Seidman Alliance with offices in New York City, Beijing and Guangzhou. On August 26, 2009, as previously recommended by the Audit Committee and as authorized by the Board of Directors, we signed an engagement letter with B&P to serve as our independent registered public accounting firm and to review our financial statements for the period ended September 30, 2009 and audit our financial statements for the year ended December 31, 2009. This action effectively dismissed HBM on August 26, 2009 as our independent registered public accounting firm.

The reports of HBM on the financial statements of the Company for the years ended December 31, 2008 and 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of the separate paragraph in the independent audit report by HBM for the fiscal year ended December 31, 2007 stating:

“As discussed in Note 1, to the accompanying consolidated financial statements, the Company has restated the accompanying 2007 consolidated financial statements.”

The inclusion of this statement in the independent audit report was the result of an internal investigation conducted by the Company as previously disclosed on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on August 22, 2008 and on Form 8-K/A filed with the Commission on September 12, 2008.

During the Company’s two fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through August 26, 2009, there have been no disagreements with HBM on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of HBM would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such years and any interim periods.

During the fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through August 26, 2009, neither the Company, nor anyone acting on its behalf, consulted with B&P with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements, or any matters that were either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China Shenghuo Pharmaceutical Holdings, Inc

We have audited China Shenghuo Pharmaceutical Holdings, Inc. and Subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weakness has been identified and included in management’s assessment in the area of entity-level controls (U.S. GAAP reporting expertise). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated April 14, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statement of operations and comprehensive loss, changes in equity, and cash flows of the Company, and our report April 14, 2010 expressed an unqualified opinion.

/s/ Bernstein & Pinchuk LLP

New York, NY
April 14, 2010

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gui Hua Lan and Mr. Chuanxiang Huang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Huang concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described below), our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

 (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

 (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

 (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

As of December 31, 2009, our management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that our Company’s internal control over financial reporting as of December 31, 2009 was ineffective due to the following material weakness:

Lack of U.S. GAAP expertise - Despite substantial efforts to improve the Company’s controls and procedures, as previously reported by the Company, our current accounting staff is relatively new and inexperienced, and needs substantial additional training to meet the higher demands of being qualified accountants of a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of U.S. GAAP-based period end closing, consolidation  of financial statements, and U.S. GAAP conversion, are inadequate and were inadequately supervised. The lack of adequate U.S. GAAP review resulted in some material audit adjustments for the year ended December 31, 2009, which were made to eliminate intercompany transactions, adjust taxes payable for tax provision, adjust deferred tax, and record prior year audit adjustments to adjust the allowance for doubtful accounts.

Our management has identified the following steps to address the above material weakness:

(1) Since January 1, 2009, we have maintained a separate set of accounting data to record all U.S. GAAP audit adjustments from 2008 along with the PRC accounting records so as to effectively reconcile PRC accounts to the financial statements under U.S. GAAP.

(2) Since October 2009, we have engaged Essence Consulting and Management Ltd, an outside professional firm to aid in financial reporting procedures and to help with the preparation of the Company’s annual and quarterly filings.

(3) We will hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

(4) We will employ, as needed, outside professionals to provide key accounting personnel ongoing technical trainings to ensure their proper understanding of newly announced accounting standards.

We believe the effective implementation of the above remedial actions will require time and continuous monitoring. As some of the above initiatives were implemented late in the fiscal year ended December 31, 2009, there was insufficient time to integrate the additional resources into our financial reporting processes and overcome the material weaknesses as of December 31, 2009. Accordingly, we continue to believe there is a material weakness relating to the insufficient integration of our personnel with U.S. GAAP expertise into the financial reporting process, resulting in inadequate processes and documentation to address accounting and reporting requirements under U.S. GAAP.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Bernstein & Pinchuk LLP, an independent registered public accounting firm, as stated in their report appearing on page 49.

Changes in Internal Control over Financial Reporting

The Company has continuously refined the policies and standards for the control environment based on the risk control framework established in the Internal Control Integrated Framework issued by the COSO. In the past few months, the Company has: standardized control procedures for monitoring the financial reporting and period end financial closing procedures at the subsidiary and group level and upgraded the business performance review processes and controls; expanded accounting manuals to clearly document key controls and processes for preparing consolidated financial statements in accordance with applicable accounting standards; hired outside accounting professionals with experience in financial reporting and familiarity with U.S. GAAP-based accounting practices and increased technical training for the finance and accounting personnel in respect of relevant accounting standards; established and implemented the code of ethics for senior officers and employees, company-wide anti-fraud policies and whistle blowing mechanisms.

In the past 5 months, the CEO and CFO have evaluated several changes to our internal control over financial reporting as of December 31, 2009 that had materially affected our internal control over financial reporting, and based on that evaluation, the management has concluded that the following prior year material weakness and significant deficiencies have been remediated:

•           Capital expenditures were discussed and approved at management meetings at which some of the board of directors attended but no formal board procedures were followed, which was a significant deficiency in our internal controls.

•           Sales department and warehouse department failed to follow the policy of returned goods to timely handle the returned goods from customers, which was a material weakness.  This weakness relating to the failure to follow Company’s returned goods policy was based primarily on the lack of clarity among the Company’s financial personnel as to their respective assignments and duties with respect to the Company’s returned goods policy. As a result, there was a breakdown in communication between the warehousing and financial departments, and no person made an accounting of returned goods when those goods were returned by customers.

•           The duties of the cashiers in our financial department were not properly segregated, which was a significant deficiency in our internal controls.

Remediation

•           In January of 2009, we developed a policy to require board of directors’ written resolutions to approve all important capital expenditures.

•           Beginning in March of 2009, we started to improve the returned goods policy and the controls with respect to that policy by instructing and training our financial staff, through meetings and communications, of their individual duties with respect to the Company’s accounting policies, including the returned goods policy, in order to ensure that all returned goods are properly accounted for.  The Company has finished the process of formally documenting the returned goods policy.

•           Beginning in March of 2009, we started to implement adequate segregation of duties in financial function, which has separated duties of accessing to property and assets from preparing or recording accounts.  We have informed the financial staff, through meetings and communications, of their individual duties and each has been properly instructed and trained with respect to the Company’s accounting policies. The Company has finished the process of documenting its various policies.

We believe that the foregoing steps have helped us remediate the above material weakness and significant deficiencies identified in prior year assessment and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement.

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

10.10*
Form of Independent Director’s Agreement, entered into by the Company with each of Mingyang Liao, Yunhong Guan, Jason Zhang and Xiaobo Sun (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.11*
Form of Warrant Agreement, entered into by the Company with each of Gene Michael Bennett and Yunhong Guan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.12
Form of Warrant to be issued to be issued to the Underwriter, entered into by the Company and Westpark Capital Inc. (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007).

10.13
Line of Credit Agreement dated August 6, 2009 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.14
Pledge Agreement dated August 21, 2009 by and between the Company and Agricultural Bank of China Shuanglong Branch. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.15
Insurance Policy dated May 4, 2009 issued by Ping An Property & Casualty Insurance Company of China, Ltd. in favor of the Company. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.16
Indemnity Agreement dated June 9, 2009 by and among the Company, Ping An Property & Casualty Insurance Company of China, Ltd. and China Construction Bank Kunming Heping Branch. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.17	Loan Contract dated August 24, 2009 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc.

10.18	Loan Contract dated March 26, 2008 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc.

10.19	Rights Pledge Contract dated August 19, 2009 by and between the Company and the Agricultural Bank of China Limited Inc.

10.20	Mortgage Contract dated March, 2008 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc.

10.21	Loan Contract dated March 30, 2007 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Construction Bank, Kunming Heping Branch.

10.22	Mortgage Contract dated March 30 , 2007 by and between Kunming Shenghuo Pharmaceutical (group) Co., Ltd. and China Construction Bank, Kunming Heping Branch.

10.23
Borrowing Contract dated March 29, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Kunming Municipal Bureau of Finance, Branch Bureau of Kunming National Economy and Technology Developing District.

10.24	Loan Contract dated January, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc.

10.25	Mortgage Contract dated January, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc.

10.26	Stock Warrant Purchase Agreement, entered into by the Company with CCG Investor Relations Partners LLC, dated April 20, 2007.

10.27	Loan Contract dated April 7, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc.

10.28	Mortgage Contract dated March 31, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc., Kunming Shuanglong Sub-Branch.

10.29	Mortgage Contract dated March 31, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc., Kunming Shuanglong Sub-Branch.

14.1**
China Shenghuo Pharmaceutical Holdings, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2007).

16.1
Letter from Hansen, Barnett & Maxwell, P.C. dated August 26, 2009 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.)

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)

April 14, 2010	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gui Hua Lan
Date: April 14, 2010	Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Chuanxiang Huang
Date: April 14, 2010	Chuanxiang Huang, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Feng Lan
Date: April 14, 2010	Feng Lan, President and Director

/s/ Xiao He
Date: April 14, 2010	Xiao He, Director

/s/ Yunhong Guan
Date: April 14, 2010	Yunhong Guan, Director

/s/ Jason Yuanxin Zhang
Date: April 14, 2010	Jason Yuanxin Zhang, Director

/s/ Xiaobo Sun
Date: April 14, 2010	Xiaobo Sun, Director

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firm	F-1 ~ F-2

Consoli Consolidated Balance Sheets	F-3

Consoli Consolidated Statements of Operations and Comprehensive Loss	F-5

Consol Consolidated Statements of Changes in Equity	F-6

Consoli Consolidated Statements of Cash Flows	F-7

Notes to Notes to the Consolidated Financial Statements	F-8 ~ F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China Shenghuo Pharmaceutical Holdings, Inc

We have audited the accompanying consolidated balance sheet of China Shenghuo Pharmaceutical Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2009, and the related consolidated statement of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2010 expressed an adverse opinion.

/s/ Bernstein & Pinchuk LLP

New York, NY
April 14, 2010

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Shenghuo Pharmaceutical Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Shenghuo Pharmacetical Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shenghuo Pharmacetical Holdings, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 31, 2009 except for Note 2 (x) regarding the retrospective application of noncontrolling interests in consolidated financial statements, as to which the date is April 14, 2010.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except shares)

		December 31,
	Notes	2009	2008

Assets:
Current Assets:
Cash and cash equivalents		$1,986,540	$1,612,054
Accounts and notes receivable, net	3	12,104,296	9,108,703
Other receivables, net	4	6,694,151	8,637,653
Advances to suppliers		394,856	446,168
Inventories, net	5	3,896,358	4,287,462
Due from related parties	9	417,494	-
Current deferred tax assets	11	849,993	-
Other current assets		16,652	41,177
Total Current Assets		26,360,340	24,133,217

Property, plant and equipment, net	6	12,065,552	7,581,664
Intangible assets, net	7	1,127,224	665,959
Long-term other receivable, net		-	663,433
Non-current deferred tax assets	11	370,197	-
		$39,923,313	$33,044,273

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT’D)
(Amounts in USD, except shares)

		December 31,
	Notes	2009	2008
Liabilities and Equity:
Current Liabilities:
Accounts payable		$4,744,919	$1,293,460
Other payables and accrued expenses		10,099,497	2,721,082
Deposits payable		7,037,155	5,550,502
Due to related parties		-	148,575
Short-term borrowings	8	5,455,958	9,850,211
Advances from customers		916,362	222,609
Taxes and related payables	11	1,094,331	1,236,574
Current portion of long-term borrowings	8	3,948,985	3,245,685
Total Current Liabilities		33,297,207	24,268,698
Long-term borrowings	8	5,850,348	1,131,193
		39,147,555	25,399,891
Commitments and Contingencies	13
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares outstanding		1,968	1,968
Additional paid-in capital		6,193,927	6,193,927
Appropriated retained earnings		147,023	147,023
Accumulated deficit		(7,157,293)	(603,572)
Accumulated other comprehensive income		1,589,047	1,656,812
Total stockholder's equity		774,672	7,396,158
Noncontrolling interest		1,086	248,224
Total Equity		775,758	7,644,382
		$39,923,313	$33,044,273

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Amounts in USD, except shares)

	Notes	Years ended December 31,
		2009	2008

Sales		$36,001,915	$28,690,509
Cost of Goods Sold		9,887,969	7,693,635
Gross Margin		26,113,946	20,996,874
Operating Expenses:
Selling expenses		26,281,103	13,274,942
General and administrative expenses		6,920,489	10,856,184
Research and development expense		139,944	338,546
		33,341,536	24,469,672
Loss from Operations		(7,227,590)	(3,472,798)
Other Income (Expenses):
Interest income		4,871	7,755
Income from Research and Development		-	408,500
Subsidy income		343,850	-
Interest expense		(933,505)	(1,309,984)
Other income		54,916	-
Other expenses		(93,777)	(73,421)
		(623,645)	(967,150)
Loss Before Income Tax		(7,851,235)	(4,439,948)
Income tax benefit (expense)	11	1,053,980	(438,279)
Net Loss		(6,797,255)	(4,878,227)
Net loss attributable to noncontrolling interests		(243,534)	(235,318)
Net Loss Attributable to Stockholders		$(6,553,721)	$(4,642,909)
Comprehensive Loss:
Net loss		(6,797,255)	(4,878,227)
Foreign currency translation adjustment		(71,369)	727,169
Comprehensive Loss		$(6,868,624)	$(4,151,058)
Comprehensive loss attributable to noncontrolling interests		(247,138)	(198,596)
Comprehensive Loss Attributable to Stockholders		(6,621,486)	(3,952,462)
Basic and diluted loss per share		$(0.33)	$(0.24)
Weighted-average number of shares outstanding-basic and diluted		19,679,400	19,679,400

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except shares)

	Stockholder’s Equity
			Additional	Appropriated	Retained Earnings	Accumulated Other
	Common Stock		Paid-in	retained	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	earnings	Deficit)	Income	Interest	Total equity
December 31, 2007	19,679,400	$1,968	$6,193,927	$147,023	$4,039,337	$929,643	$483,542	$11,795,440
Net loss for the year	-	-	-	-	(4,642,909)	-	(235,318)	(4,878,227)
Foreign currency translation adjustment	-	-	-	-	-	727,169	-	727,169
December 31, 2008	19,679,400	1,968	6,193,927	147,023	(603,572)	1,656,812	248,224	7,644,382
Net loss for the year	-	-	-	-	(6,553,721)	-	(243,534)	(6,797,255)
Foreign currency translation adjustment	-	-	-	-	-	(67,765)	(3,604)	(71,369)
December 31, 2009	19,679,400	$1,968	$6,193,927	$147,023	$(7,157,293)	$1,589,047	$1,086	$775,758

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

	Years ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(6,797,255)	$(4,878,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	(1,219,655)	-
Depreciation and amortization	776,985	821,574
Provision and allowance	1,836,590	2,371,559
Change in current assets and liabilities:
Accounts and notes receivable	(4,504,549)	755,997
Other receivables	2,272,123	(943,163)
Due from/to related parties	(598,817)	-
Advances to suppliers	52,399	264,467
Inventories	423,745	112,744
Other current assets	24,616	120,381
Accounts payable	853,028	490,195
Other payables and accrued expenses	7,360,102	604,557
Advances from customers	692,896	93,839
Deposits payable	1,472,207	1,814,192
Taxes and related payables	(145,828)	319,086
Net Cash Provided by Operating Activities	2,498,587	1,947,201

Cash Flows from Investing Activities:
Purchase of long-lived assets	(3,120,663)	(304,426)
Net Cash Used in Investing Activities	(3,120,663)	(304,426)

Cash Flows from Financing Activities:
Due to related parties	-	78,588
Proceeds from borrowings	21,901,038	5,745,269
Payments on borrowings	(20,908,646)	(8,833,351)
Net Cash Provided by (Used in) Financing Activities	992,392	(3,009,494)

Effect of exchange rate changes on cash	4,170	178,132
Net Increase (Decrease) in Cash and Cash Equivalents	374,486	(1,188,587)
Cash and Cash Equivalents at Beginning of Year	1,612,054	2,800,641
Cash and Cash Equivalents at End of Year	$1,986,540	$1,612,054

Supplemental Information
Cash paid for interest	$921,451	$1,232,257
Cash paid for income tax	$594,197	$-

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

(a)	Nature of Business

China Shenghuo Pharmaceutical Holdings, Inc, (“CSPH”), incorporated in Delaware, United States of America, through its subsidiaries (collectively the “Company”), designs, develops, markets, sells and exports pharmaceutical, nutritional supplements and cosmetic products mainly in the People’s Republic of China (“PRC”). The Company also conducts research and development using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total sales of the Company.

(b)	Organization

The CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”), and a 70% interest in Kunming Beisheng Science and Technology Development Co., Ltd (“Beisheng”). On April 30, 2009, Shenghuo formed Shi Ling Shenghuo Co., Ltd. (“Shi Ling”) as a wholly owned subsidiary. Shi Ling was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of December 31, 2009, Shi Lin had not started its operation. All other entities are formed in and operate within the PRC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

In addition, the consolidated financial information has been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern.  The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD7 million as of December 31, 2009, and USD0.1 million as of December 31, 2008.  Based on future projections of the Company’s cash inflows from operations, reasonable estimate of revolving effect of deposits received, and the anticipated ability of the Company to obtain continued bank financing to finance its continuing operations, the management of the Company (“Management”), has prepared the consolidated financial statements on a going concern basis.

The consolidated financial statements include the financial statements of the CSPH and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Noncontrolling interests represents the ownership interests in the subsidiaries that are held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interests are reported in the consolidated balance sheets within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss is attributed to the parent and the noncontrolling interests.  If losses attributable to the parent and the noncontrolling interests in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interests, is attributed to those interests.

(b)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates based on Management's best estimates include: a) valuation allowance for deferred tax assets based on estimated future taxable income as described in note 11; b) financial effect of a class action lawsuit as described in note 13-(c); and c) allowance for doubtful receivables as described in note 3 and note 4.  The relevant amounts could be adjusted in the near term if experience differs from current estimates.

(c)	Foreign currency translation

CSPH’s functional currency is the United States dollar (“USD”). The functional currency of the CSPH’s subsidiaries in the PRC is Renminbi (“RMB”).

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date.  The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes.  At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

The Company’s reporting currency is USD.  Assets and liabilities of the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

(d)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to cash.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sale amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying values have become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted.

Notes receivable represent bankers’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bankers’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for the years presented.

The Company entered into a factoring agreement with China Construction Bank (“CCB”), to transfer accounts receivable with full recourse. The Company is required to repurchase the transferred accounts receivable, if any controversy arises on the accounts receivable, at a price of proceeds received from CCB less settled accounts receivable plus interest and other necessary penalty or expense.  The Company accounts for its transferred accounts receivable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” (“ASC Topic 810”), with the proceeds received from CCB being recognized as secured borrowings (note 8 (a)).

(f)	Other receivables

Other receivables are presented at cost net of allowance for doubtful accounts. Other receivables include sales representative advances for market development, employee advances and sales office advances for facilities of sales activities. As time passes from when advances are made to sales representatives for travel and related expenses, the Company provides allowance for these older receivables based on review of collectability risk from each particular sales representative and aging of the ending balance. Other receivables balances are written off after all collection efforts have been exhausted.

(g)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventory embraces raw materials, work in process and finished goods.  The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of sales.

(h)	Property, plant and equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and impairment.  The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows.

Asset	Useful life (years)	Residual value %
Buildings	25 - 30	3%
Machinery	3 - 20	0-5%
Office equipment and furnishing	3 - 10	0-5%
Vehicles	3 - 10	0-5%

Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of operations.

(i)	Intangible assets

The Company’s intangible assets mainly consist of land use rights. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the government.  Land use rights are carried at cost and charged to expense on a straight-line basis over the period of rights of 50 years.

(j)	Impairment or disposal of long-lived assets

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.  There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2009 and 2008, respectively.

The Company suffered operating losses in the years ended December 31, 2009 and 2008.  Based on an assessment performed as of December 31, 2009, Management concluded that the sum of undiscounted cash flows expected to result from the use of the long-lived assets exceeded their carrying amounts.  Therefore, no impairment loss was recognized for the year ended December 31, 2009.

(k)	Accrued expenses and other payables

Accrued expenses and other payables primarily consist of accrued commission expense, accrued legal expense and accrued payroll expense, etc.

(l)	Deposits payable

Deposits payable consist of funds paid in advance by the sales representatives to obtain the Company’s products to sell. The Company retains these deposits during the time the sales representatives provide services to the Company. When the Company receives full payment from the customer or sales representatives terminate sales services, the deposits are returned to the sales representatives. The Company records deposits from sales representatives when payments are received.

(m)	Fair value of financial instruments

The carrying amounts reported in the consolidated balance sheets for accounts and notes receivable, other receivables, advances to suppliers, accounts payable, advances from customers, other payables and accrued expenses, deposits payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Management believes the interest rates on short-term notes payable and long-term debt reflect rates currently available in the PRC. Thus, the carrying value of these loans approximates fair value.

(n)	Income and other taxes

CSPH and its consolidated entities each files tax returns separately.

Value added tax (“VAT”)

Pursuant to the Provisional Regulation of China on VAT and their implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred.

CSPH’s PRC subsidiaries are subject to VAT at 17% on their revenues.

Income tax

The Company follows SFAS No. 109, “Accounting for Income Taxes” (“ASC Topic 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”). ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2009 and 2008.

The Company is not subject to any income tax in the United States, but was subject to corporate income tax in the PRC at a unified rate of 25% for 2008. However, because Shenghuo is located in a special region of the PRC, it has a 15% corporate income tax rate and has been granted a “tax holiday” of two years tax-exemption beginning from the year of 2007 and followed by 50% reduction on the applicable income tax rate for three years.

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income. On March 16, 2007, the National People’s Congress of China enacted a new Enterprise Income Tax Law (“Enterprise Income Tax Law”) under which foreign invested enterprises and domestic companies would be subject to Enterprise Income Tax Law at a uniform rate of 25%. The Enterprise Income Tax Law became effective on January 1, 2008.

As a result of the above change in the income tax laws, the phase-in income tax rate for Shenghuo is 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, 25% for 2012 and after, and it will continue to enjoy the tax holiday mentioned above. Medicine, Import/Export, Cosmetics, Beisheng and Shi Lin are taxed at the new 25% rate effective January 1, 2008 for the year of 2009.

(o)	Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 (“ASC Topic 605”). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the wholesale companies, risk of loss has transferred to the wholesale companies and wholesale companies’ acceptance has been obtained, or the Company has objective evidence that the criteria specified in wholesale companies’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved

In general, the Company does not allow wholesale companies to return products unless there are defects in manufacturing or workmanship. Sales returns are subject to a strict process and have to be authorized by Management. Sales returns are netted against sales when occurred. Historically, the amounts of sales returns have been immaterial.

(p)	Subsidy income

Subsidy income received in cash from government is recognized as income in the period received.

(q)	Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred.  Advertising costs amounting to USD39,717 and USD2,135,558 for the years ended December 31, 2009 and 2008, respectively, were recorded in the selling expenses.

(r)	Research and development

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounting to USD139,944 and USD338,546 for the years ended December 31, 2009 and 2008, respectively, were recorded in the statements of operations.

(s)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately USD244,250 and USD198,516 for the years ended December 31, 2009 and 2008, respectively.

(t)	Appropriated retained earnings

The income of CSPH’s PRC subsidiaries is distributable to its shareholder after transfer to reserves as required by relevant PRC laws and regulations and the subsidiaries’ articles of association. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory reserves and other reserves.  Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital.  The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of CSPH’s PRC subsidiaries, the appropriation to the statutory reserves is 15% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of CSPH’s PRC subsidiaries.

(u)	Basic and diluted earnings per share

The computation of basic and diluted earnings per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the years ended December 31, 2009 and 2008 include 246,000 warrants that were anti-dilutive due to losses of the Company.

(v)	Credit risk

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

(w)	Concentration

Due to the limited availability of Sanqi the Company currently rely on a small number of suppliers as its source for Sanqi, the primary raw material that is needed to produce its products. Management believes that there are few alternative suppliers available to supply the Sanqi, and should any of the current suppliers terminate their business arrangements with the Company or increase their prices of materials supplied, it would delay product shipments and materially adversely affect the Company’s business operations and profitability.The Company had concentrations of purchases raw materials from one vendor accounting for 31.6% and 27% of total purchases for the years ended December 31, 2009 and 2008 respectively.

Approximately 85% of our sales for the year ended December 31, 2009 came from a single product, Xuesaitong Soft Capsules, and the Company’s business may fail if this product fails or generates materially less sales revenues. If the Company experience delays, increased expenses, or other difficulties in the manufacture and sale of the Xuesaitong Soft Capsules, or if the licenses and government approvals are revoked to sell the product, or this product is no longer carried in the Insurance Catalog, the Company may not be able to generate significant revenues or profitability, and its business and financial condition would be materially adversely affected and it could be forced to cease operations.

(x)	Recently enacted accounting standards

The Financial Accounting Standards Board (“FASB”) establishes the Accounting Standards Codification (“ASC”).

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All then existing accounting standards were superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, FASB does not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”) which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change U.S. GAAP, but it changes the way U.S. GAAP is organized and presented. The Codification is effective for our 2009 annual consolidated financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature are referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“ASC Topic 810-10”). This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It changes the way the consolidated income statement is presented and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It eliminates the requirement to apply purchase accounting to a parent's acquisition of noncontrolling ownership interests in a subsidiary. It requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This guidance shall be applied prospectively as of the beginning of the fiscal year in which this guidance is initially applied, except for the presentation and disclosure requirements. The Company has retrospectively apply the presentation and disclosure requirements for all periods presented and believes the adoption of this guidance had no material effect on its financial position and results of operations.

In June 2008, the Emerging Issues Task Force (“EITF”) issued No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (“ASC Topic 815-40”), which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. ASC Topic 815-40 clarifies that an exercise contingency would not preclude an instrument (or embedded feature) from being considered indexed to an entity's own stock provided that it is not based on (a) an observable market, other than the market for the issuer's stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer's own operations; and that an instrument (or embedded feature) would be considered indexed to an entity's own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity's equity shares and a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this guidance is initially applied. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year, presented separately. The Company believes the adoption of this guidance had no material effect on its financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC Topic 855”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, Management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This authoritative guidance became effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In February 2010, FASB issued ASU No. 2010-09 (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. Management does not believe the adoption will have a material effect on the Company’s financial statements.

During 2009 and 2010, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2010-11. Except for ASU’s No. 2010-09 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consisted of the following:

	December 31,
	2009	2008
Notes receivable	$852,095	$750,877
Accounts receivable	13,307,185	13,192,571
Total	14,159,280	13,943,448
Less: allowance for doubtful accounts	2,054,984	4,834,745
	$12,104,296	$9,108,703

For the year ended December 31, 2009, accounts receivable amounting to USD4,235,109, which had been overdue for more than 2 years and for which a full allowance had been provided for, were written off since they were deemed uncollectible after Management had implemented every possible collection procedures. Additional allowance for other doubtful accounts were provided for, with corresponding loss amounting to USD1,532,907 charged in the consolidated statement of operations for the year ended December 31, 2009.

NOTE 4 – OTHER RECEIVABLES, NET

Other receivables consisted of the following:

	December 31,
	2009	2008
Other receivables	$8,345,350	$11,593,169
Less: allowance for doubtful accounts	1,651,199	2,955,516
	$6,694,151	$8,637,653

For the year ended December 31, 2009, other receivables amounting to USD2,302,823, which had been overdue for more than 2 years and for which a full allowance had been provided for, were written off since they were deemed uncollectible after Management had implemented every possible collection procedures. Additional allowance for other doubtful accounts were provided for, with loss amounting to USD332,316 charged in the consolidated statement of operations for the year ended December 31, 2009.

NOTE 5 – INVENTORIES, NET

Inventories consisted of the following:

	December 31,
	2009	2008
Raw materials	$1,048,823	$1,061,465
Work-in-process	2,267,289	2,003,825
Finished goods	706,424	648,074
Product on consignment	-	722,076
Total inventories	4,022,536	4,435,440
Less: allowance	126,178	147,978
	$3,896,358	$4,287,462

 NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2009	2008
Buildings	$5,798,896	$6,130,852
Machinery	5,174,345	5,724,217
Office equipment and furnishing	276,166	477,315
Vehicles	486,563	445,166
	11,735,970	12,777,550
Less: accumulated depreciation	5,367,460	5,341,933
	6,368,510	7,435,617
Construction in progress	5,697,042	146,047
	$12,065,552	$7,581,664

Depreciation expenses were USD737,935 and USD821,574 for the years ended December 31, 2009 and 2008, respectively.

Certain property, plant and equipment with the carrying amounts of USD 5.8 million were pledged as collateral for bank loans as of December 31, 2009.

Interest expenses that had been capitalized for construction in progress amounted to USD19,407 for the year ended December 31, 2009.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,
	2009	2008
Land use rights	$1,321,725	$737,415
Less: accumulated amortization	194,501	71,456
	$1,127,224	$665,959

All the land use rights were pledged as collateral for bank loans as of December 31, 2009.

Estimated aggregate future amortization expense for the succeeding five years and thereafter as of December 31, 2009 is as follows:

Succeeding year	Future amortization expense
2010	29,218
2011	29,218
2012	29,218
2013	29,218
2014	29,218
Thereafter	981,134

NOTE 8 – BORROWINGS

The Company’s borrowings are payable to banks and governmental financial bureaus. The following summarizes the Company’s debt obligations and respective balances as of December 31, 2009 and 2008:

	December 31,
Short-term borrowings	2009			2008
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance

CCB, secured by land use rights, buildings and machinery	April 2010	5.31%	$3,656,468	April 2009	7.47%	$3,647,399
CCB, (note a)	(note a)	4.86%	1,650,992	-	-	-
Agricultural Bank of China (ABC), guaranteed by stockholders	-	-	-	August 2009	7.72%	5,835,838
Financial bureau, unsecured	Due on demand	4.50%	75,369	Due on demand	4.50%	75,182
Financial bureau, unsecured	Due on demand	1.80%	73,129	Due on demand	1.80%	72,948
Financial bureau, secured by property	-	-	-	Due on demand	2.43%	218,844
			$5,455,958			$9,850,211

	December 31,
Long-term borrowings	2009			2008
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance

ABC, (note b & c)	March 2010	8.316%	$1,462,587	March 2010	8.316%	$1,458,959
CCB, secured by land use rights, buildings and machinery	March 2010	5.40%	1,462,587	March 2010	6.57%	2,917,919
ABC, (note c)	April 2011	5.40%	731,293	-	-	-
ABC, (note c)	August 2011	5.40%	5,119,055	-	-	-
ABC, (note c)	June 2010	5.40%	438,776	-	-	-
ABC, (note c)	December 2010	5.40%	585,035	-	-	-
Total long-term borrowings			$9,799,333			$4,376,878

Less: current maturities of long- term borrowings			3,948,985			3,245,685

Long-term borrowings, net of current portion			$5,850,348			$1,131,193

Past due borrowing (note b)			$292,517			$294,026

 (a) As of December 31, 2009, short-term borrowings, amounting to USD1,650,992, were pledged by accounts receivable, amounting to USD2,063,740 at interest rates of approximately 4.86%, maturing within three months from withdrawing dates.

(b) Of the aggregate amount USD1,462,587 borrowed from ABC, USD292,517 fell due in May 2009 and past due as of December 31, 2009. However, based on the Company’s good historical credit record, the Company reached an oral agreement with the lender to extend the maturity date for this portion of the loan to March 2010. Therefore the Company did not repay the amount of the loan originally due in May 2009.

(c) On August 6, 2009, the Company obtained a one-year line of credit from ABC amounting to RMB110 million (approximately USD16 million) based on the ABC’s assessment of the Company’s operations and unencumbered assets. As of December 31, 2009, the balance of borrowings from ABC was RMB57 million (approximately USD 8.3 million), among which, borrowing amounting to USD1,462,587 was secured by land use rights and buildings, while aggregate amount of USD6,874,159 was guaranteed by the CSPH’s 94.95% shares in Shenghuo. The unused line of credit as of December 31, 2009 was RMB53 million (approximately USD7.7 million) which requires additional collaterals.

(d) The weighted average interest rates on short-term borrowings outstanding were 4.91% and 5.47% for the years ended December 31, 2009 and 2008, respectively.

(e) The Company’s total borrowings amounting to USD15,255,291 as of December 31, 2009 included USD9,404,943 maturing in 2010 and USD5,850,348 maturing in 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

Receivables from related parties as of December 31 2009 mainly consist of receivables from Kun Ming Dianjiao Nutritional Supplements Co., Ltd. (“Dianjiao”), which is under common control with the Company, and accounts due from officers for daily purchases, amounting to USD151,581 and USD265,913, respectively. These amounts are due on demand and do not accrue interest.

Related party sales to Dianjiao amounted to USD99,000 for the year ended December 31, 2009.

NOTE 10 – WARRANTS

The following summarizes the outstanding warrants as of December 31, 2009:

Exercisable Date	Title	Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Warrants Exercisable
June 2007	Non-employee directors	$3.5	6,000	2.75	6,000
June 2007	Westpark Capital	$4.2	40,000	2.55	40,000
June 2007	CCG Investor Relations Partners LLC(“CCG”)(1)	$3.5	200,000	1.30	200,000

			246,000		246,000

As of December 31, 2009, Exercise prices are significantly higher than the Company’s stock price which was approximately USD0.78. Management believes that it is unlikely that these warrants will be exercised.

(1) The warrant granted to CCG in April 2007 was subject to adjustment, in which, if the Company issues additional common shares after the date of the warrant in an issuance of additional common shares at a price below the warrant exercise price (“dilutive issue”), the warrant price shall be reduced to the new series of a conversion price (as such term is defined in the amended and restated articles of incorporation of the Company, as hereinafter amended from time to time) after the dilutive issue.   Changes in the fair value of the warrant deemed to be material in the future will be reflected in earnings during that reporting period with a corresponding increase or decrease to the warrant liability on the balance sheet.

NOTE 11 – INCOME TAXES AND OTHER TAXES

(a)	Taxes and related payables

Taxes and related payables are composed of the following:

	December 31,
	2009	2008
VAT, net	$863,960	$533,533
Income tax	228,394	655,476
Other taxes	1,977	47,565
	$1,094,331	$1,236,574

(b)	Deferred tax assets, net

The temporary differences and carryforwards which give rise to the deferred income tax assets are as follows:

	December 31,
	2009	2008
Net operating loss carryforwards	$1,074,094	$3,256,071
Deductible advertising expense carryforwards	412,152	-
Allowance for doubtful trade and other receivables	924,239	968,125
Unpaid accrued expense	737,722	-
Inventory obsolescence reserve	57,058	13,881
Total deferred income tax assets	3,205,265	4,238,077
Less: Valuation allowance	1,985,075	4,238,077
	$1,220,190	$-

Medicine, Import/Export and Cosmetic, have an aggregate tax loss carryforwards available amounting to approximate USD4.3 million, which begins to expire in 2011, if unused by the offset of future taxable income of the individual subsidiaries. The following table below summaries the expiration dates of tax loss carryforwards.

Expiration year	Tax loss carryforwards
2011	$748,906
2012	474,983
2013	366,910
2014	1,758,130
2015	947,448

$4,296,377

(c)	Income tax (benefit) expense

Following is a reconciliation of income taxes calculated at the statutory rates to actual income tax expense:

	Years Ended December 31,
	2009	2008
Tax at statutory rate of 25%	$(1,962,809)	$(929,079)
Effect of favorable rate	262,266	86,240
Effect of reduction in statutory rates	524,533	(293,479)
Non-deductible expenses	114,898	-
Additional deduction	(6,997)	-
Change in valuation allowance	82,150	1,574,597
Others	(68,021)	-
Income tax (benefit) expense	$(1,053,980)	$438,279

For the year ended December 31, 2009, the effect of difference between the statutory tax rate and the applicable tax rate resulted in an increase of income tax benefit of approximate USD0.25 million, and a decrease of loss per share by approximate USD0.01.

The income taxes (benefit) expense consisted of the following:

	Years End December 31,
	2009	2008

Current tax expenses	$165,675	$438,279
Adjustments of the beginning-of-the-year balance of a valuation allowance	(336,674)	-
Benefits of operating loss carryforwards	(88,549)	-
Other deferred tax benefit	(794,432)	-

Income tax (benefit) expense	$(1,053,980)	$438,279

In December 2009, by implementing a tax planning strategy, which was to allocate sufficient future taxable income to Medicine before the expiration of its tax loss carryforwards, Management concluded that it was more likely than not that the correspondent deferred tax assets would be realized and therefore decreased the beginning-of-the-year balance of valuation allowance. The accumulated tax loss carryforwards of Medicine as of December 31, 2008 amounted to USD1.35 million and the tax loss carryforwards for the year ended December 31, 2009 was USD 0.35 million, resulting in correspondent deferred tax asset amounting to USD 336,674 and USD 88,549 as of December 31, 2008 and 2009, respectively.

Management believes that the remaining tax loss carryforwards of Cosmetic and Import/Export amounting to approximately 2.6 million is unlikely to be deductable in the future years, therefore the corresponding deferred tax assets were recognized with full allowance provided.

NOTE 12–SEGMENT REPORTING

Management regards “Medicine products” and “Cosmetic products” as their operating segments.  However, no segment reporting is necessary as “Cosmetic products” does not meet the quantitative thresholds for a reportable segment. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

The Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre(“Entrepreneur Centre”) in August 2009 to rent land to plant suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. The total operating lease amount was approximately USD15 million in a lease period of 21 years. However, the Entrepreneur Centre failed to hand over the land and fulfilled the contract terms in time. Therefore the lease agreement is subject to further negotiation.

(b)	Capital Commitment

As of December 31, 2009, capital commitments for constructing new buildings were totalling USD1,344,789, which will be settled within one year.

(c)	Class Action Lawsuits

In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. Both the Company and the accounting firm filed motions to dismiss the complaint, but those motions were denied by the Court.  A scheduling order has been entered by the Court anticipating that the parties will engage in substantive discovery in 2010.

The amended consolidated complaint alleges that the Company failed to take adequate steps to ensure its financial reporting comported with U.S. GAAP and, as a result, the Company was required to restate what are alleged to be materially false and misleading financials for accounting periods during the alleged class period from August 2007 through August 20, 2008. The amended consolidated complaint further alleges, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements that resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each of the actions seek an unspecified amount of damages under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated there under.

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

NOTE 14– SUBSEQUENT EVENTS

As of April 14, 2010, which is the financial statement issuance date, Management identified the following subsequent events:

The Long-term borrowing from ABC, amounting to USD1,462,587 ,which originally fell due on March 25, 2010, was renewed in February 2010 with a new maturity date of January 31, 2011.

On March 30, 2010, the Company obtained a short-term borrowing from the financial bureau amounting to  USD5,119,055, with maturity date of April 13, 2010, and repaid the borrowings from CCB, amounting to USD1,462,587 and USD 3,656,468, which would fall due in March and April, 2010 respectively. On April 7, 2010, Management withdrew loan facility amounting to USD6,201,369 from ABC under the unused line of credit to repay the above borrowing from the financial bureau.