Form 10-Q
period 2010-03-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2010-05-24
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

No. 2 , Jing You Road,
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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 14, 2010.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$863,805	$1,986,540
Accounts and notes receivable, net	12,740,156	12,104,296
Other receivables, net	6,994,607	6,694,151
Advances to suppliers	601,121	394,856
Inventories, net	3,349,714	3,896,358
Due from related parties	214,679	417,494
Current deferred tax assets	870,130	866,645

Total Current Assets	25,634,212	26,360,340

Property, plant and equipment, net	12,876,850	12,065,552
Other non-current assets	1,543,665	1,497,421
	$40,054,727	$39,923,313
Liabilities and Equity:
Current Liabilities:
Accounts payable	$2,944,117	$4,744,919
Other payables and accrued expenses	11,067,764	10,099,497
Deposits payable	7,506,667	7,037,155
Short-term borrowings	8,310,480	5,455,958
Advances from customers	1,555,139	916,362
Taxes payable and other current liabilities	1,018,401	1,094,331
Current portion of long-term borrowings	1,023,976	3,948,985
Total Current Liabilities	33,426,544	33,297,207
Long-term borrowings	5,851,289	5,850,348
	39,277,833	39,147,555
Commitments and Contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares issued and outstanding, both periods	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(7,154,938)	(7,157,293)
Accumulated other comprehensive income	1,590,015	1,589,047
Total stockholder's equity	777,995	774,672
Noncontrolling interest	(1,101)	1,086
Total Equity	776,894	775,758
	$40,054,727	$39,923,313

See notes to condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in USD, except shares)

	Three months ended March 31,
	2010	2009

Sales	$7,907,002	$6,770,526
Cost of Goods Sold	2,076,353	2,301,525
Gross Margin	5,830,649	4,469,001
Operating Expenses:
Selling expenses	5,051,714	6,395,577
General and administrative expenses	684,259	1,046,442
Research and development expense	80,851	7,281
	5,816,824	7,449,300
Income(Loss) from Operations	13,825	(2,980,299)
Other Income (Expenses):

Subsidy income	153,598	25,568
Interest and other income (expense)	(196,602)	(254,863)
	(43,004)	(229,295)
Loss Before Income Tax Expenses	(29,179)	(3,209,594)
Income tax benefit	29,984	-
Net Income (Loss)	805	(3,209,594)
Net loss attributable to noncontrolling interests	(1,550)	(248,322)
Net Income(Loss) Attributable to Stockholders	$2,355	$(2,961,272)
Comprehensive Income (Loss):
Net Income (Loss )	805	(3,209,594)
Foreign currency translation adjustment	331	182
Comprehensive Income (Loss)	$1,136	$(3,209,412)
Comprehensive loss attributable to noncontrolling interests	(2,187)	(248,308)
Comprehensive Income(Loss) Attributable to Stockholders	3,323	(2,961,104)
Basic and diluted earnings (loss) per share	$0.00	$(0.15)
Weighted-average number of shares outstanding -basic and diluted	19,679,400	19,679,400

See notes to condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in USD)

	Three months ended March 31,
	2010	2009
Net Cash Provided by Operating Activities	2,022,198	890,299
Cash Flows from Investing Activities:
Purchase of long-lived assets	(3,205,176)	(29,467)
Proceeds from disposal of Property	131,913	-
Net Cash Used in Investing Activities	(3,073,263)	(29,467)

Cash Flows from Financing Activities:
Due to related parties	-	(105,643)
Proceeds from borrowings	9,563,858	-
Payments on borrowings	(9,636,020)	(1,460,572)
Net Cash Used in Financing Activities	(72,162)	(1,566,215)

Effect of exchange rate changes on cash and cash equivalents	492	1,925
Net Decrease in Cash and Cash Equivalents	(1,122,735)	(703,458)
Cash and Cash Equivalents at Beginning of Period	1,986,540	1,612,054
Cash and Cash Equivalents at End of Period	$863,805	$908,596

Supplemental Information
Cash paid for interest	$261,726	$300,237
Cash paid for income taxes	$-	$11,399

See notes to condensed consolidated financial statements.

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

The CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”), and a 70% interest in Kunming Beisheng Science and Technology Development Co., Ltd (“Beisheng”). On April 30, 2009, Shenghuo formed Shi Ling Shenghuo Co., Ltd. (“Shi Ling”) as a wholly owned subsidiary. Shi Ling was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of March 31, 2010, Shi Lin  had not started its operation and Beisheng is in the process of dissolution. All other entities are formed in and operate within the PRC.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in accordance with the accounting policies described in the Company’s Form 10-K filed on April 14, 2010 (“2009 Form 10-K”), and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2009 Form 10-K.

The condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern.  The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD7.8 million as of March 31, 2010, and USD6.9 million as of December 31, 2009.  Based on future projections of the Company’s cash inflows from operations, reasonable estimate of revolving effect of deposits received, and the anticipated ability of the Company to obtain continued bank financing to finance its continuing operations, Management has prepared the condensed consolidated financial statements on a going concern basis.

In the opinion of the management of the Company (“Management”), all normal recurring adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principle of consolidation

The condensed consolidated financial statements include the financial statements of the CSPH and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Noncontrolling interests represents the ownership interests in the subsidiaries that are held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interests are reported in the condensed consolidated balance sheets within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss is attributed to the parent and the noncontrolling interests.  If losses attributable to the parent and the noncontrolling interests in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interests, is attributed to those interests.

(b)	Income taxes

CSPH and its consolidated entities each files tax returns separately.

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

For the three months ended March 31, 2010, the Company recognized an income tax benefit of USD29,984 on pretax loss of USD29,179, representing an effective income tax rate of -103%, which was mainly the result of an adjustment in income tax expense to reflect the impact of tax holiday of Shenghuo.

(c)	Revenue recognition

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

(d)	Fair value of financial instruments

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

(e)	Recently enacted accounting standards

The Financial Accounting Standards Board (“FASB”) establishes the Accounting Standards Codification (“ASC”).

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Management does not believe the adoption does not have a material effect on the Company’s condensed consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09 “Subsequent Events” (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. Management does not believe the adoption will have a material effect on the Company’s condensed consolidated financial statements.

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-19. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

NOTE 4 – INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$1,057,264	$1,048,823
Work-in-process	1,848,031	2,267,289
Finished goods	570,619	706,424
Total inventories	3,475,914	4,022,536
Less: allowance	126,200	126,178
	$3,349,714	$3,896,358

NOTE 5 – BORROWINGS

The Company’s borrowings are payable to banks and governmental financial bureaus. The following summarizes the Company’s debt obligations and respective balances as of March 31, 2010 and December 31, 2009:

Short-term borrowings	March 31,			December 31,
	2010			2009
	(Unaudited)
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance

China Construction Bank ("CCB"), secured by land use rights, buildings and machinery	-	-	$-	April 2010	5.31%	$3,656,468
CCB, (note a)	(note a)	4.86%	1,579,257	(note a)	4.86%	1,650,992
Financial bureau, unsecured	Due on demand	4.50%	75,381	Due on demand	4.50%	75,369
Financial bureau, unsecured	Due on demand	1.80%	73,141	Due on demand	1.80%	73,129
Financial bureau, secured by buildings	April 2010	4.86%	5,119,879			-
Agricultural Bank of China ("ABC"), (note b)	January 2011	5.31%	1,462,822			-
			$8,310,480			$5,455,958

Long-term borrowings	March 31,			December 31,
	2010			2009
	(Unaudited)
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance

ABC, (note b)			-	March 2010	8.316%	$1,462,587
CCB, secured by land use rights, buildings and machinery			-	March 2010	5.40%	1,462,587
ABC, (note b)	April 2011	5.40%	731,411	April 2011	5.40%	731,293
ABC, (note b)	August 2011	5.40%	5,119,878	August 2011	5.40%	5,119,055
ABC, (note b)	June 2010	5.40%	438,847	June 2010	5.40%	438,776
ABC, (note b)	December 2010	5.40%	585,129	December 2010	5.40%	585,035
Total long-term borrowings			$6,875,265			$9,799,333

Less: current maturities of long- term borrowings			1,023,976			3,948,985

Long-term borrowings, net of current portion			$5,851,289			$5,850,348

Past due borrowing			$-			$292,517

(a) As of March 31, 2010, short-term borrowings, amounting to USD 1,579,257, were pledged by accounts receivable, amounting to USD1,974,071 at interest rates of approximately 4.86%, maturing within three months from withdrawing dates.

(b) On August 6, 2009, the Company obtained a one-year line of credit from ABC amounting to RMB110 million (approximately USD16 million) based on the ABC’s assessment of the Company’s operations and unencumbered assets. As of March 31, 2010, the balance of borrowings from ABC was RMB57 million (approximately USD8.3 million), among which, borrowing amounting to USD1.5 million was secured by land use rights and buildings, while aggregate amount of USD6.9 million was guaranteed by the CSPH’s 94.95% shares in Shenghuo. The unused line of credit as of March 31, 2010 was RMB53 million (approximately USD 7.7 million) which requires additional collaterals.

NOTE 6 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net income(loss) attributable to stockholders	$2,355	$(2,961,272)
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400
Basic and diluted earnings (loss) per share	$0.00	$(0.15)

NOTE 7 – CONCENTRATIONS

For the three months ended March 31, 2010, the Company had concentrations of purchases raw materials from three vendor accounting for 52.4% of total purchases and concentration of sales from one customer accounting for 11.52% of total sales.

As of March 31, 2010, no significant concentration on accounts receivables from single customer.

Approximately 92% of the sales came from a single product, Xuesaitong Soft Capsules for the three months ended March 31, 2010.

NOTE 8–SEGMENT REPORTING

Management regards “Medicine products” and “Cosmetic products” as their operating segments.  However, no segment reporting is necessary as “Cosmetic products” does not meet the quantitative thresholds for a reportable segment. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

(b)	Capital Commitment

As of March 31, 2010, capital commitments for constructing new buildings were totalling USD0.75 million, which will be settled within one year.

(c)	Class Action Lawsuits

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

NOTE 10– SUBSEQUENT EVENTS

As of May 24, 2010, which is the financial statement issuance date, Management identified the following subsequent events:

On April 7, 2010, The Company obtained long-term borrowing amounting to USD6,202,367 with maturity date of April, 2012 from ABC under the unused loan line of credit and repaid the short-term borrowing from the financial bureau amounting to USD5,119,879 on April 15, 2010.

On April 23, 2010, the Company obtained the approval from the government to dissolve Beisheng. As Beisheng has not generated revenues or conducted operations, no material effect on the condensed consolidated financial statements of the Company.

On April 27 2010, the Company repaid the short-term borrowing from ABC amounting to USD1,462,822, which originally fell due in January 2011.

On July 20, 2009, the Company appeared before a court sitting in the Tianhe District of Guangzhou, Guandong Province, PRC, to defend itself in an action brought by Mingying Co., Ltd. for allegedly failing to satisfy payment obligations for advertising services. Mingying Co., Ltd. is seeking a judgment in the amount of approximately USD68,000. The Company lost the lawsuit in the trial of first instance, which was held in September. The Company has applied for a retrial and the retrial was held on November 20, 2009. On May 10, 2010, the Company and Mingying agreed to close the lawsuit with a settlement under the court’s mediation, in which the Company agreed to pay Mingying Co, Ltd USD52,662 no later than May 25,2010,The liability was recognized in the financial statement as of March 31, 2010.

On May 12, 2010, the Company signed a framework agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent land to construct a health preserving zone and travel service center. The lease agreement is subject to further negotiation.

On May 20, 2010, the Company obtained short-term borrowings amounting to USD2,574,567 from ABC under the unused loan line of credit. The borrowing amounting to USD87,769 and USD2,486,798 will fall due in December 2010 and  May 2011,  respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of China Shenghuo Phamaceutical holdings Inc. Throughout this document, references to “we,” “our,” the “Company” refer to China Shenghuo Phamaceutical holdings Inc and its subsidiaries. MD&A should be read in conjunction with our interim condensed consolidated financial statements and the accompanying notes, and the other financial information included in this report

The information contained in this quarterly report, including in the documents incorporated by reference into this quarterly report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 92% of our revenues;

•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalogue;

•	our ability to raise additional capital needed for working capital, future operations and research and development;

•	our ability to collect on advances to sales representatives;

•	our reliance on our three largest customers for a significant percentage of our sales;

•	our ability to effectively grow management;

•	our dependence on key personnel;

•	our ability to establish and maintain a strong brand;

•	the ability of our products to effectively compete with those of our competitors;

•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;

•	our ability to collect on trade receivables;

•	our ability to develop and market new products, including those with high profit margins;

•	additional products being subject to price controls by the Chinese government;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	protection of our intellectual property rights;

•	loss of certain tax concessions;

•	our lack of insurance to cover losses due to fire, casualty or theft;

•	changes in the laws of the PRC that affect our operations;

•	changes in the foreign currency exchange rate between U.S. dollars and RMB;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	the effect on our operations of costs associated with the Restatement, including litigation costs;

•	a downturn in the economy of the PRC or inflation in the PRC;

•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;

•	volatility of the market for our common stock;

•	the possibility of substantial sales of our common stock;

•	influence of our principal stockholder;

•	cooperation of the minority shareholder of our principal operating subsidiary;

•	The pledge of the stock of our operating subsidiaries to secure the bank loan entered into in August 2009; and

•
other factors listed from time to time in our filings with the Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Form 8-K.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of a greyish-brown or greyish-yellow plant that only grows in a few geographic locations, including Yunnan Province in southwest China where we are located.  Yunnan Province accounts for 90% of the global production of Panax notoginseng. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 92% of our sales for the three months ended March 31, 2010.

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

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the State Insurance Catalogue.  Xuesaitong Soft Capsules represented approximately 92% of our sales for the three months ended March 31, 2010.  In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogues (each, a “PIC”).  A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which takes effect on July 1, 2010, and the Xuesaitong Soft Capsules will no longer be listed.  Therefore, until the effective date of the updated State Insurance Catalogue, the Xuesaitong Soft Capsules will remain in Part B of the State Insurance Catalogue.  We are seeking to have other products listed in the State Insurance Catalogue.  At present, it has been announced that Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment have already been approved to be listed in the newly announced State Insurance Catalogue.  The Ministry of Labor and Social Security in China plans to update the State Insurance Catalogue every two years, but since 2000, the catalog has been updated only twice.

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

Xuesaitong Soft Capsules are subject to wholesale and retail price controls by the Chinese government, are primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the State Food and Drug Administration (“SFDA”) as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. We sell Xuesaitong Soft Capsules to wholesale companies who resell them to hospital pharmacies. Our three main customers are Tianjing Zhongxing Medicine Co., Ltd., Guangzhou Medicine Co., Ltd, Beijing Ai Xing Wei Ye Medicine Co., Ltd and these three wholesale companies’ sales account for 11.52%, 9.45% and 4.62% of our sales respectively for the three months ended March 31, 2010.

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

As of March 31, 2010, our medicine marketing team maintains sales offices or agents in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 617 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

We started to expand our business into the OTC market in selected areas around China since 2009.  For example, the gross sales of Lixuwang in the OTC market in Yunnan province amounted to RMB 1.14 million, resulting in a profit realized by the Company of about RMB 0.34 million in the first quarter of 2010. Based on these positive results, we will continue to expand our presence in the OTC market in 2010 in provinces such as Jiangsu, Fujian, Guangdong and Zhejiang. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

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

We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years. Also, we are focusing our efforts on developing better channels for selling our products to expand our revenue and to counter in fierce market competition. To that extend, we began to build relationships with new high-quality sales agents and terminate our relationships with sales agent with poor historical performances during 2009. We believe that this shift will provide a sound foundation for our operation going forward.

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of March 31, 2010, we have opened approximately 685 retail specialty counters in more than 30 cities throughout China. In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

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

Critical Accounting Policies and Estimates

The details of the critical accounting policies and estimates relevant to the Company are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

Three Months Ended March 31, 2010 and 2009

The following table sets forth our statements of operations for the three months ended March 31, 2010 and 2009 in U.S. dollars (unaudited):

Three months ended March 31,
2010	2009	Change ($)	Variance (%)
Unaudited	Unaudited
Sales	$7,907,002	$6,770,526	1,136,476	17%
Cost of Sales	2,076,353	2,301,525	(225,172)	(10)%
Gross Margin	5,830,649	4,469,001	1,361,648	30%
Operating Expenses:
Selling expenses	5,051,714	6,395,577	(1,343,863)	(21)%
General and administrative expenses	684,259	1,046,442	(362,183)	(35)%
Research and development expenses	80,851	7,281	73,570	1010%
5,816,824	7,449,300	(1,632,476)	(22)%
Income (Loss) from Operations	13,825	(2,980,299)	2,994,124	(100)%

Other Expenses	(43,004)	(229,295)	186,291	(81)%
Loss Before Income Tax Expenses	(29,179)	(3,209,594)	3,180,415	(99)%
Income taxes benefit	29,984	-	29,984	100%
Net Income (Loss)	805	(3,209,594)	3,210,399	(100)%
Net loss attributable to noncontrolling interests	(1,550)	(248,322)	(246,772)	(99)%
Net Income (Loss ) Attributable to Stockholders	$2,355	$(2,961,272)	2,963,627	(100)%
Basic and diluted earnings (loss)per share	$0.00	$(0.15)	0.15	(100)%
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	—	0	%-

Sales: Sales for the three months ended March 31, 2010 was approximately $7.9 million, an increase of approximately $1.13 million, or 17%, from approximately $6.77 million for the three months ended March 31, 2009. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing. The new sales policy has stimulated the enthusiasm of sales representatives, resulted in the increased sales of products. Tianjing, Yunnan, Jiangshu, Beijing, Guangdong and Guangxi provinces have impressive sales results.

Cost of sales: Our cost of sales for the three months ended March 31, 2010 was approximately $2.07 million, a decrease of $0.23 million, or 10%, from approximately $2.3 million for the three months ended March 31, 2009. The decrease in cost of sales was primarily due to the much stricter controlling on the cost and the improvement on the manufacturing technique in 2009, which resulting in the decrease in the wastage of raw materials.

Gross margin: Our gross margin for the three months ended March 31, 2010 was approximately $5.83 million as compared with approximately $4.47 million for the three months ended March 31, 2009, an increase of $1.36 million, or 30%. Gross margin as a percentage of revenues was approximately 73.7% for the three months ended March 31, 2010, an increase of 7.7 % from 66% for the three months ended March 31, 2009. The increase in gross margin percentage was primarily due to the decrease of cost of sales set forth above.

Selling expense: Selling expenses were approximately $5.05 million for the three months ended March 31, 2010, a decrease of $1.35 million, or 21%, from approximately $6.4 million for the three months ended March 31, 2009. The primary reason for the decrease in selling expenses was the strengthened controlling on the travel expense, business entertainment expense ..etc.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $0.68 million for the three months ended March 31, 2010, a decrease of $0.36 million, or 35%, from approximately $1.04 million for the three months ended March 31, 2009. The decrease was primarily due to our strengthened budget control.

Research and development expense: Research and development expense for the three months ended March 31, 2010 was $80,851, as compared to $7,281 for the period ended March 31, 2009, an increase of approximately $73,570. The increase was primarily due to the increase in the expenditure on one of our innovative medicine- Dencichine Hemostat and the cooperation with outside experts in the R&D since late 2009.

Other expenses: Other expenses were $43,004 for the three months ended March 31, 2010, which consisted of interest expense and non-operating expense, off set by subsidy income, interest income and non-operating income, a decrease of $ 186,291, or 81%, from $229,295 for the three months ended March 31, 2009. The decrease was mainly due to we have obtain subsidy income from provincial government to support the small enterprises

Net income (loss) attributable to shareholders: Net income increased to $2,355 for the three months ended March 31, 2010 as compared to net loss of $2,961,272 for the three months ended March 31, 2009. The increase in net income was primarily due to the increase of sales revenue. Also strict sales expenses controlling policy contributes to the positive results.

Liquidity and Capital Resources

General – As of March 31, 2010, we had cash and cash equivalents of $ 0.86 million. We have historically financed our business operations through bank loans, in addition to equity offerings. Although we had a history of negative net income for 2009 and 2008, working capital and retained earnings, we have achieved a net income for the three months ended March 31, 2010 of $805. Our consolidated current liabilities exceeded its consolidated current assets by $7.8 million as of March 31, 2010, and $6.9 million as of December 31, 2009. As of March 31, 2010, capital commitments for constructing new buildings were totaling $0.75 million, which will be settled within one year.

We have expended significant efforts to expand our revenues by assisting our sales representatives and increasing our marketing efforts during fiscal 2009. The net income for the three months ended March 31, 2010 was caused primarily by increased sales and decreased selling expenses as a result of the strengthened controlling on the travel expense, business entertainment expense and business expense.

For the three months ended March 31, 2010, we had net cash provided by operating activities of $2.02 million, an increase of over $ 1.13 million from 0.89 million for the three months ended March 31, 2009. We believe that we would be able to obtain more cash flows from operating activities accompanying the increasing sales volume and advances from customers also can provide short-time cash flow.

Cash flow
	Three months ended March 31,
	2010	2009
	Unaudited	Unaudited
	In thousands
Net cash provided by operating activities	$2,022	$890
Net cash used in investing activities	(3,073)	(29)
Net cash used in financing activities	(72)	(1,566)
Cash and Cash Equivalents at End of Period	$864	$909

Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2010 was $2.02million, an increase of over $1.13 million as compared to net cash provided in operating activities of $0.89 million for the three months ended March 31, 2009. The increase was mainly due to improving collection of accounts receivable and increasing advance from customers,

Investing Activities: Net cash used in investing activities was $3.07 million for the three months ended March 31, 2010, as compared to net cash used in the amount of $29,467 for the three months ended March 31, 2009. The increase in net cash used in investing activities was primarily due to significant increases in capital expenditures, specifically, the construction of Shenghuo Plaza. After the construction is completed and the Shenghuo Plaza is put into use, part of the Shenghuo Plaza will be used to open a technology demonstration center of 12 Ways Chinese Herbal Beauty Salon, where 12 ways cosmetics will be used and promoted and our beauticians from all over the country will be trained in the center; the remaining part of the Shenghuo Plaza will be opened for business as a business hotel.

Financing Activities: Net cash used in financing activities was approximately $72,162 for the three months ended March 31, 2010 compared to net cash used in the amount of $1.57 million for the three months ended March 31, 2009. The decrease in cash used in financing activities was primarily due to we have obtained more loans during the first quarter of 2010.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by $7.8 million as of March 31, 2010, and $6.9 million as of December 31, 2009.

As of March 31, 2010 our accounts and notes receivable (less allowance for doubtful accounts of approximately $2.04 million) were approximately $12.7 million, an increase of approximately $0.64 million, from $12.1 million (net of allowance for doubtful accounts of $2.05 million) as of December 31, 2009. The increase of notes and accounts receivables is attributed primarily to the increasing sales.

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

As of March 31, 2010, our accounts payable were approximately $2.9 million, a decrease of $1.8million, from approximately $4.7 million as of December 31, 2009. The decrease of accounts payable is mainly attributed to the outstanding payment for construction of Shenghuo plaza as of December 31, 2009 has been settled in the current period.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we ship products to the customers. The deposit were approximately $7.5 million as of March 31, 2010, increased $0.47 million, from approximately $7.03 million as of December 31, 2009, due to increasing sales volume.

The other payables and accrued expense increased by $0.97 million, from $10.1 million as of December 31, 2009 to $ 11.07 million as of March 31, 2010 due to increasing commission payable which was in line with increasing sales.

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

On August 6, 2009, we obtained a one-year line of credit from Agricultural Bank of China (“ABC”) amounting to RMB 110 million (approximately $16 million) based on ABC’s assessment of our operations and unencumbered assets. As of May 24, 2010, balance from ABC amounted to RMB 107 million (approximately $15.7 million) and the remaining unused line of credit was RMB 3 million (approximately $0.4million), which requires additional collaterals.

Further, in July, 2009, we signed a factoring agreement with China Construction Bank (the “CCB”) to transfer our accounts receivable with full recourse, and the proceeds received from CCB being recognized as secured borrowings. As of March 31, 2010, short-term borrowings, amounting to RMB 10.8 million (approximately $1.58 million), were pledged by accounts receivable, amounting to RMB 13.5 million (approximately $1.97 million) under this factoring agreement. This factoring agreement was renewed in May, 2010.  Under this renewed factoring agreement, CCB agrees to provide the Company a maximum of RMB 28,800,000 ($4,213,606) factoring advance between May 14, 2010 and May 4, 2011.

Considering the financial resources presently available, we are confident that we have sufficient working capital for our present requirements and for at least the next 12 months; however, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the subsidiaries and there is no assurance that such funding will be available. Please see Note 5 –Borrowings in the Condensed Consolidated Financial Statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gui Hua Lan and Mr. Chuanxiang Huang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Huang concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009), our disclosure controls and procedures were not effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mingying Co., Ltd. Lawsuit – On July 20, 2009, the Company appeared before a court sitting in the Tianhe District of Guangzhou, Guandong Province, People’s Republic of China, to defend itself in an action brought by Mingying Co., Ltd. for allegedly failing to satisfy payment obligations for advertising services. Mingying Co., Ltd. is seeking a judgment in the amount of RMB 465,000 (approximately $68,000). The court has informed Mingying Co., Ltd. that it has failed to meet its burden of proof in support of its claims, however the action is still proceeding. The Company lost the lawsuit in the trial of first instance, which was held in September. The Company has applied for a retrial and the retrial was held on November 20, 2009. On May 10, 2010, the two parties of the lawsuit have agreed to close the lawsuit with a settlement under the court’s mediation. According to the settlement, the Company must pay Mingying Co, Ltd RMB 360,000 (approximately $ 52,662) no later than May 25, 2010.

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

ITEM 1A. RISK FACTORS

Except as reflected in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
Exhibit Number	Description of Exhibit

10.1	Employment Agreement dated October 26, 2009 by and between Lei Lan and the Company (translated into English)

10.2	Employment Agreement dated October 23, 2009 by and between Feng Lan and the Company (translated into English).

10.3	Engagement Letter dated December 24, 2009 by and between Zhengyi Wang and the Company (translated into English).

10.4	Joint Venture Contract dated March 23, 2010 by and between the Company and Kunming Tianzhiheng Hotel Management Co., Ltd. (translated into English).

10.5	Factoring Agreement dated May 14, 2010 by and between Kunming Shenghuo Pharmaceuticals Co., Ltd. and Heping Branch, China Construction Bank (translated into English).

10.6	Insurance Policy dated May 4, 2010 issued by China Ping An Insurance Co., Ltd. in favor of Kunming Shenghuo Pharmaceuticals Co., Ltd. (translated into English).

10.7
Agreement on Indemnities Transfer, dated May 4, 2010 by and among Kunming Shenghuo Pharmaceuticals Co., Ltd., China Ping An Insurance Co., Ltd. and Kunming Heping Branch of China Construction Bank (translated into English).

10.8
Agreement on Registration of Accounts Receivable Transfer, dated May 14, 2010 by and between Kunming Shenghuo Pharmaceuticals Co., Ltd. and Heping Branch, China Construction Bank (translated into English).

10.9	Loan contract dated May 11, 2010 by and between Kunming Shenghuo (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (translated into English).

10.10	Mortgage Contract dated May 11, 2010 by and between Kunming Shenghuo (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (translated into English).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

May 24, 2010	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the
Board