Form 10-Q
period 2010-06-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2010-08-16
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of August 16, 2010.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$1,338,088	$1,986,540
Accounts and notes receivable, net	12,962,279	12,104,296
Other receivables, net	7,059,683	6,694,151
Advances to suppliers	834,143	394,856
Inventories, net	3,724,462	3,896,358
Due from related parties	213,899	417,494
Other current assets	800,564	866,645

Total Current Assets	26,933,118	26,360,340

Property, plant and equipment, net	13,172,121	12,065,552
Other non-current assets	1,610,796	1,497,421
	$41,716,035	$39,923,313
Liabilities and Equity:
Current Liabilities:
Accounts payable	$3,247,331	$4,744,919
Other payables and accrued expenses	9,736,081	10,099,497
Deposits payable	7,969,681	7,037,155
Short-term borrowings	4,074,460	5,455,958
Advances from customers	2,066,360	916,362
Taxes and related payables	801,843	1,094,331
Current portion of long-term borrowings	1,767,071	3,948,985
Total Current Liabilities	29,662,827	33,297,207
Long-term borrowings	11,397,606	5,850,348
	41,060,433	39,147,555
Commitments and Contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares outstanding	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(7,186,130)	(7,157,293)
Accumulated other comprehensive income	1,592,866	1,589,047
Total stockholder's equity	749,654	774,672
Noncontrolling interests	(94,052)	1,086
Total Equity	655,602	775,758
	$41,716,035	$39,923,313
See notes to condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in USD, except shares)

	Three months Ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Sales	$6,882,007	$8,130,333	$14,789,009	$14,900,859
Cost of Sales	2,488,623	2,394,530	4,564,976	4,696,055
Gross Margin	4,393,384	5,735,803	10,224,033	10,204,804
Operating Expenses:
Selling expenses	2,968,103	6,221,263	8,019,817	12,616,840
General and administrative expenses	915,189	3,120,299	1,599,448	4,166,741
Research and development expense	175,538	6,640	256,389	13,921
	4,058,830	9,348,202	9,875,654	16,797,502
Income(Loss) from Operations	334,554	(3,612,399)	348,379	(6,592,698)
Other Income (Expenses):
Subsidy income	7,964	119,611	161,562	145,179
Interest and other expense	(327,813)	(283,030)	(524,415)	(537,893)
	(319,849)	(163,419)	(362,853)	(392,714)
Income (Loss) Before Income Tax	14,705	(3,775,818)	(14,474)	(6,985,412)
Income tax expense	(52,615)	-	(22,631)	-
Net Loss	(37,910)	(3,775,818)	(37,105)	(6,985,412)
Net loss attributable to noncontrolling interests	(6,718)	(43)	(8,268)	(248,365)
Net Loss Attributable to Stockholders	$(31,192)	$(3,775,775)	$(28,837)	$(6,737,047)
Comprehensive Loss:
Net Loss	(37,910)	(3,775,818)	(37,105)	(6,985,412)
Foreign currency translation adjustment	4,583	2,939	4,914	3,121
Comprehensive Loss:	$(33,327)	$(3,772,879)	$(32,191)	$(6,982,291)
Comprehensive income (loss) attributable to noncontrolling interests	(4,986)	54	(7,173)	(248,254)
Comprehensive Loss Attributable to Stockholders	(28,341)	(3,772,933)	(25,018)	(6,734,037)
Basic and diluted loss per share	$(0.00)	$(0.19)	$(0.00)	$(0.34)
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400
See notes to condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in USD)

	Six months Ended Jun 30,
	2010	2009

Net Cash Provided by Operating Activities	1,461,492	981,447
Cash Flows from Investing Activities:
Payment for construction in progress	(4,196,635)	(308,654)
Proceeds from disposal of fixed assets	212,373	-
Net Cash Used in Investing Activities	(3,984,262)	(308,654)

Cash Flows from Financing Activities:
Due to related parties	-	(108,835)
Proceeds from borrowings	21,382,467	3,653,246
Payments on borrowings	(19,510,878)	(5,114,544)
Net Cash Provided by (Used in) Financing Activities	1,871,589	(1,570,133)

Effect of exchange rate changes on cash	2,729	2,420
Net Decrease in Cash and Cash Equivalents	(648,452)	(894,920)
Cash and Cash Equivalents at Beginning of Period	1,986,540	1,612,054
Cash and Cash Equivalents at End of Period	$1,338,088	$717,134

Supplemental Information
Cash paid for interest	$331,511	$582,854
Cash paid for income tax	$-	$-

See notes to condensed consolidated financial statements

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

The CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), and a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). On April 30, 2009, Shenghuo formed Shi Lin Shenghuo Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of June 30, 2010, Shi Lin had not started its operation. All other entities are formed in and operate within the PRC.

On April 23, 2010, the Company obtained the approval from the government to dissolve Kunming Beisheng Science and Technology Development Co., Ltd (“Beisheng”), a 70% owned subsidiary of CSPH. As Beisheng has not generated revenues or conducted operations, there was no material effect on the condensed consolidated financial statements of the Company.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in accordance with the accounting policies described in the Company’s Form 10-K filed on April 14, 2010 (“2009 Form 10-K”), and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2009 Form 10-K.

The condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern.  The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD2.7 million as of June 30, 2010, and USD6.9 million as of December 31, 2009.  Based on future projections of the Company’s cash inflows from operations, reasonable estimate of revolving effect of deposits received, and the anticipated ability of the Company to obtain continued bank financing to finance its continuing operations, Management has prepared the condensed consolidated financial statements on a going concern basis.

In the opinion of the management of the Company (“Management”), all adjustments which are necessary for a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments were of a normal, recurring nature. Interim results of operations are not necessarily indicative of the results of the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principle of consolidation

The condensed consolidated financial statements include the financial statements of the CSPH and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Noncontrolling interests represents the ownership interests in the subsidiaries that are held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interests are reported in the condensed consolidated balance sheets within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss is attributed to the parent and the noncontrolling interests.  If losses attributable to the parent and the noncontrolling interests in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interests, is attributed to those interests. That is, the noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

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

The Company follows Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”). ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2009 and 2008.

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

For the three months ended June 30, 2010, the Company recognized an income tax expense of USD52,615 on pretax income of USD14,705, representing an effective income tax rate of 358%. For the six months ended June 30, 2010, the Company recognized an income tax expense of USD22,631 on pretax loss of USD14,474, representing an effective income tax rate of -156%. They are mainly the result of an adjustment in income tax expense to reflect change in valuation of deferred tax asset of tax loss from Medicine, Cosmetic and Import/Export, offset by the impact of tax holiday of Shenghuo.

No income tax expense recognized for the three months and six months ended June 30, 2009, which were mainly result of adjustment in income tax expense to reflect change in valuation of deferred tax assets of provision of doubtful accounts, offset by the impact of tax holiday of Shenghuo.

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

Since the filing of 2009 Form 10-K, the FASB issued ASU No. 2010-12 through No. 2010-21. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Notes receivable	$1,026,896	$852,095
Accounts receivable	14,092,374	13,307,185
Total	15,119,270	14,159,280
Less: allowance for doubtful accounts	(2,156,991)	2,054,984
	$12,962,279	$12,104,296

NOTE 5 – INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$1,033,212	$1,048,823
Work-in-process	1,928,718	2,267,289
Finished goods	889,571	706,424
Total inventories	3,851,501	4,022,536
Less: allowance	127,039	126,178
	$3,724,462	$3,896,358

NOTE 6 – BORROWINGS

The Company’s borrowings are payable to banks and governmental financial bureaus. The following summarizes the Company’s debt obligations and respective balances as of June 30, 2010 and December 31, 2009:

	June 30,			December 31,
Short-term borrowings	2010			2009
	(Unaudited)
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance

China Construction Bank(“ CCB”), secured by land use rights, buildings and machinery	-	-	$-	April 2010	5.31%	$3,656,468
CCB, (note a)	(note a)	4.86%	1,333,245	(note a)	4.86%	1,650,992
Agricultural Bank of China (“ABC”), (note b)	December 2010	5.31%	88,354	-	-	-
ABC, (note b)	May 2011	5.31%	2,503,350
Financial bureau, unsecured	Due on demand	4.50%	75,883	Due on demand	4.50%	75,369
Financial bureau, unsecured	Due on demand	1.80%	73,628	Due on demand	1.80%	73,129

			$4,074,460			$5,455,958

	June 30,			December 31,
Long-term borrowings	2010			2009
	(Unaudited)
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance
ABC, (note b)	-	-	$-	March 2010	8.316%	$1,462,587
ABC, (note b)	April 2012	5.40%	6,243,650
CCB, secured by land use rights, buildings and machinery				March 2010	5.40%	1,462,587
ABC, (note b)	April 2011	5.40%	736,279	April 2011	5.40%	731,293
ABC, (note b)	August 2011	5.40%	5,153,956	August 2011	5.40%	5,119,055
ABC, (note b & c)	June 2010	5.40%	441,768	June 2010	5.40%	438,776
ABC, (note b)	December 2010	5.40%	589,024	December 2010	5.40%	585,035
Total long-term borrowings			$13,164,677			$9,799,333

Less: current maturities of long- term borrowings			1,767,071			3,948,985

Long-term borrowings, net of current portion			$11,397,606			$5,850,348

Past due borrowing (note c)			$441,768			$292,517

(a) As of June 30, 2010, short-term borrowings, amounting to USD1,333,245, were pledged by accounts receivable, amounting to USD1,666,320 at interest rates of approximately 4.86%, maturing within three months from withdrawing dates.

(b) On August 6, 2009, the Company obtained a one-year line of credit from ABC amounting to RMB110 million (approximately USD16 million) based on the ABC’s assessment of the Company’s operations and unencumbered assets. As of June 30, 2010, the balance of borrowings from ABC was RMB107 million (approximately USD15.8 million), which was secured by land use rights, buildings, machinery and guaranteed by the CSPH’s 94.95% shares in Shenghuo. The unused line of credit as of June 30, 2010 was RMB3 million (approximately USD 0.4 million) which requires additional collaterals.

(c) Of the aggregate amount USD15.8 million borrowed from Agricultural Bank of China, USD441,768 fell due in June 2010. However, based on the Company’s good historical credit record, the Company reached an oral agreement with the lender to extend the maturity date for this portion of the loan to September 2010. Therefore the Company did not repay the amount of the loan originally due in June 2010.

NOTE 7 – BASIC AND DILUTED LOSS PER SHARE

	Three months Ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to stockholders	$(31,192)	$(3,775,775)	$(28,837)	$(6,737,047)
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400
Basic and diluted loss per share	$ (0.00)	$(0.19)	$(0.00)	$(0.34)

NOTE 8 – CONCENTRATIONS

For the three months and six months ended June 30, 2010, the Company had concentrations of purchases of raw materials from three vendors accounting for 69% and 63% respectively, as compared to 62% and 60% for the three months and six months ended June 30, 2009, respectively.

For the three months ended June 30, 2010, the Company had concentrations of sales from three customers accounting for 40% of total sales. For the six months, the Company had concentrations of sales from one customer accounting for 11% of total sales. No significant concentration on sales from single customer for the three months and six months ended June 30, 2009, respectively.

No significant concentration on accounts receivables from single customer as of June 30, 2010 and 2009, respectively.

Approximately 76% and 85% of the sales came from a single product, Xuesaitong Soft Capsules for the three months and six months ended June 30, 2010, respectively as compared to approximately 83% and 73% for the three months and six months ended June 30, 2009, respectively,

NOTE 9 – SEGMENT REPORTING

Management regards “Medicine products” and “Cosmetic products” as their operating segments.  However, no segment reporting is necessary as “Cosmetic products” does not meet the quantitative thresholds for a reportable segment. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented”.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a)    Capital Commitment

The Company did not have any significant capital commitment as of June 30, 2010.

(b)    Class Action Lawsuits

In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C.（HB&M）. Both the Company and HB&M filed motions to dismiss the complaint, but those motions were denied by the Court. The substantive allegations of the amended consolidated complaint have previously been summarized in disclosures by the Company.

On July 21, 2010, in a mediation conducted by Retired Judge Nicolas H. Politan, the Company entered into an agreement in principle with counsel for plaintiffs in this litigation and HB&M, in which the parties agreed to settle all claims by the putative class members in exchange for payments of USD200,000 by the Company and USD600,000 by HB&M’s professional liability insurer. The settlement, including its provisions regarding the notification of class members and administration of any claims, will be entered into in a written stipulation and agreement of settlement, to be executed by counsel for the parties, and then must be submitted to the Court for approval. The settlement is expected to result in the dismissal of the class action litigation.

NOTE 11– SUBSEQUENT EVENTS

As of August 16, 2010, which is the financial statement issuance date, Management identified the following subsequent events:

As described in Note 10 (b), on July 21, 2010, the Company entered into an agreement in principle with counsel for plaintiffs in this litigation and HB&M, in which the parties agreed to settle all claims by the putative class members in exchange for payments of USD200,000 by the company and USD600,000 by HB&M’s professional liability insurer. The liability for the expected loss on settlement of class action lawsuits was recognized in the consolidated financial statement as of June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of China Shenghuo Phamaceutical Holdings, Inc. Throughout this document, references to “we,” “our,” the “Company” refer to China Shenghuo Phamaceutical Holdings, Inc. and its subsidiaries. MD&A should be read in conjunction with our interim condensed consolidated financial statements and the accompanying notes, and the other financial information included in this report.

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

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 85% of our revenues;

•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalogue;

•	our ability to raise additional capital needed for working capital, future operations and research and development;

•	our ability to collect on advances to sales representatives;

•	our reliance on our three largest customers for a significant percentage of our sales;

•	our ability to effectively grow management;

•	our dependence on key personnel;

•	our ability to establish and maintain a strong brand;

•	the ability of our products to effectively compete with those of our competitors;

•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;

•	our ability to collect on trade receivables;

•	our ability to develop and market new products, including those with high profit margins;

•	additional products being subject to price controls by the Chinese government;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	protection of our intellectual property rights;

•	loss of certain tax concessions;

•	our lack of insurance to cover losses due to fire, casualty or theft;

•	changes in the laws of the PRC that affect our operations;

•	changes in the foreign currency exchange rate between U.S. dollars and RMB;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	the effect on our operations of costs associated with the Restatement, including litigation costs;

•	a downturn in the economy of the PRC or inflation in the PRC;

•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;

•	volatility of the market for our common stock;

•	the possibility of substantial sales of our common stock;

•	influence of our principal stockholder;

•	cooperation of the minority shareholder of our principal operating subsidiary;

•	The pledge of the stock of our operating subsidiaries to secure the bank loan entered into in August 2009; and

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of a greyish-brown or greyish-yellow plant that only grows in a few geographic locations, including Yunnan Province in southwest China where we are located.  Yunnan Province accounts for 90% of the global production of Panax notoginseng. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for more than 85% of our sales for the six months ended June 30, 2010. Even if the Company, as intended, leases land so it itself can grow Sanqi commencing next spring, it will continue to be as dependent for the immediate future as it is today on third party suppliers as Sanqi will take three years to mature from its growing to realize the first yield.

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

On July 1, 2010, the updated State Insurance Catalogue became effective. Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue as it has been since 2005.  Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment remain listed in the updated State Insurance Catalogue. Patients purchasing medicines included in Part B are entitled to reimbursement of about 90% of the costs of such medicines.  As also previously disclosed, there is an alternative route to achieve a similar result. That is, for Xuesaitong Soft Capsules to be included in the Provincial Insurance Catalog of each of the 31 Chinese provinces. This will allow the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue.  The Company has applied for provincial listing in 31 provinces. As of August 16, 2010, Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following eight provinces: Tianjin, Jiangsu, Hebei, Shanghai, Heilongjiang, Fujian, Yunnan and Beijing. The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for 46.72% in 2009 and 47.06% for the six months ended June 30, 2010.  Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of Zhejiang and Jiangxi provinces where it generates a sales of 3.36% in 2009 and 2.62% for the six months ended June 30, 2010.  The 2010 Provincial Insurance Catalogs for the rest of the twenty-one provinces have not been announced.  Thus, Xuesaitong Soft Capsules remains listed on their 2009 Provincial Insurance Catalogs and patients continue to be reimbursed. The sales of Xuesaitong Soft Capsules generated in these provinces account for 49.92% in 2009 and 50.32% for the six months ended June 30, 2010.  Xuesaitong Soft Capsules accounted for 85% of the Company's revenues in 2009. Should the Company fail to receive provincial approval in the major provinces in which it is sold, such failure could have a material adverse impact on the Company. The Company is in the process of developing a pipeline of proprietary formulations of other drug compounds. However, such formulations have not been finalized or submitted to State Food and Drug Administration (“SFDA”) for review and approval. This process is time-consuming and capital intensive and there is no assurance that SFDA will accept the data presented by the Company without requiring additional data and that, ultimately, the application for drug approval will be successful. Therefore, in the near term the Company is dependent on the sales of Xuesaitong Soft Capsules and on the efforts to get it listed on the Provincial Insurance Catalogs of the rest of the twenty-one provinces.

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

The wholesale and retail prices of medicines that are included in the national and provincial insurance catalogs are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, or their provincial price control authorities.  Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Zhejiang and Jiangxi provinces, it is no longer subject to the state price control and provincial price controls in that two provinces.  However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the 29 provinces, its price is still subject to price control administered by the price control authorities in those provinces.Xuesaitong Soft Capsules is primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. We sell Xuesaitong Soft Capsules to wholesale companies who resell them to hospital pharmacies. Our three main customers are Guangzhou Medicine Co., Ltd.; Tianjing Zhongxing Medicine Co., Ltd; and Yunnan Medicine Co., Ltd. And these three wholesale companies’ sales account for 11.34%, 8.02% and 7.78% of our sales respectively for the six months ended June 30, 2010. As noted above, Tianjin and Yunnan have included Xuesaitong Soft Capsules in their 2010 Provincial Insurance Catalogs.

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

As of June 30, 2010, our medicine marketing team maintains sales offices or agents in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 640 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

We started to expand our business into the OTC market in selected areas around China since 2009.  The gross sales of Lixuwang in the OTC market in Yunnan province amounted to RMB  2.9 million, resulting in a profit realized by the Company of approximately RMB 0.58 million during the first half of 2010. Based on these positive results, we will continue to expand our presence in the OTC market in the next half of 2010 in provinces such as Jiangsu, Fujian, Guangdong and Zhejiang. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

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

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces in China. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies and other locations such as supermarkets and shopping malls throughout Eastern China, with the ultimate intent of expanding our retail presence across China. As of June 30, 2010, we have opened approximately 980 retail specialty counters in more than 30 cities, including Kunming, Nanjing, Chongqing, Chengdu, Wuhan, Heifei, Yantai and Puer, and so on.  In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

The following table sets forth our statements of operations for the three months ended June 30, 2010 and 2009 in U.S. dollars (unaudited):

	Three months ended June 30,
	2010	2009	Change ($)	Variance (%)
Sales	$6,882,007	$8,130,333	(1,248,326)	(15)%
Cost of Sales	2,488,623	2,394,530	94,093	4%
Gross Margin	4,393,384	5,735,803	(1,342,419)	(23)%
Operating Expenses:
Selling expenses	2,968,103	6,221,263	(3,253,160)	(52)%
General and administrative expenses	915,189	3,120,299	(2,205,110)	(71)%
Research and development expenses	175,538	6,640	168,898	2544%
	4,058,830	9,348,202	(5,289,372)	(57)%
Income (Loss) from Operations	334,554	(3,612,399)	3,946,953	(109)%

Other Expenses	(319,849)	(163,419)	(156,430)	96%
Income (Loss) Before Income Tax Expenses	14,705	(3,775,818)	3,790,523	(100)%
Income tax expense	(52,615)	-	(52,615)	100%
Net Loss	(37,910)	(3,775,818)	3,737,908	(99)%
Net loss attributable to noncontrolling interests	(6,718)	(43)	(6,675)	15523%
Net Loss Attributable to Stockholders	$(31,192)	$(3,775,775)	$3,744,583	(100)%
Basic and diluted loss per share	$(0.00)	$(0.19)	$0.19	(100)%
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the three months ended June 30, 2010 was approximately $6.88 million, a decrease of approximately $1.25 million, or 15%, from approximately $8.13 million for the three months ended June 30, 2009.  The decrease was mainly due to the Company adjusted our sales commission policy to decrease the commission to sales representatives, which led to the decrease of the sales in the second quarter. The Company in August has increased its sales commission, but not to pre-existing levels, as a result as a slight decrease in its cost of Sanqi.

Since the spring of, 2010, we faced a challenge of insufficient supply of our major material-Sanqi in Yunnan Province, where has suffered the worst drought in 50 years from last autumn to this spring. The output of Sanqi decreased sharply, resulting in the price of Sanqi increased remarkably. In order to release the pressure from increasing cost, the Company decided to adjust our sales commission policy to decrease the commission to sales representatives by 10% as compared to that in the first quarter, which led to the decrease of the sales. The commission policy is subject to adjustment from time to time according to the sales in the market.

Cost of sales: Our cost of sales for the three months ended June 30, 2010 was approximately $2.49 million, an increase of $0.94 million, or 4%, from approximately $2.39 million for the three months ended June 30, 2009. The increase in cost of sales was primarily due to the increase of the price of our main raw material which was caused by serious drought.

Gross margin: Our gross margin for the three months ended June 30, 2010 was approximately $4.4 million as compared with approximately $5.74 million for the three months ended June 30, 2009, a decrease of $1.34 million, or 23%. Gross margin as a percentage of revenues was approximately 63.8% for the three months ended June, 2010, a decrease of 7.2 % from 71% for the three months ended June 30, 2009. The decrease in gross margin percentage was primarily due to the increase of raw material price.

Selling expense: Selling expenses were approximately $2.97 million for the three months ended June 30, 2010, a decrease of $3.25 million, or 52%, from approximately $6.22 million for the three months ended June 30, 2009. The primary reasons for the decrease in selling expenses were: i) our adjustment on the commission policy to sales representatives as set forth above; ii) the strengthened control on the travel expense, business entertainment expense, etc.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $0.91million for the three months ended June 30, 2010, a decrease of $2.21 million, or 71%, from approximately $3.12 million for the three months ended June 30, 2009. The decrease was primarily due to the Company has provided significant provision for doubtful accounts in 2009.

Research and development expense: Research and development expense for the three months ended June 30, 2010 was $175,538, as compared to $6,640 for the period ended June 30, 2009, an increase of approximately $168,898. The increase was primarily due to the increase in the expenditure on one of our innovative medicines- Dencichine Hemostat and the cooperation with outside experts in the R&D since late 2009.

Other expenses: Other expenses were $319,849 for the three months ended June 30, 2010, which consisted of interest expense and non-operating expense, offset by subsidy income, interest income, non-operating income, an increase of $156,430, or 96%, from $163,419 for the three months ended June 30, 2009. The increase was mainly attributable to the recognition in the consolidated financial statements as of June 30, 2010 of the payment expected to be made in connection with the settlement of the class action law suit.

Net loss attributable to shareholders: Net loss decreased to $37,910 for the three months ended June 30, 2010 as compared to net loss of $3,775,818 for the three months ended June 30, 2009. The decrease in net loss was primarily due to the decrease of selling expenses and general administrative expenses.

Six Months Ended June 30, 2010 and 2009

The following table sets forth our statements of operations for the six months ended June 30, 2010 and 2009 in U.S. dollars (unaudited):

	Six months ended June 30,
	2010	2009	Change ($)	Variance (%)
Sales	$14,789,009	$14,900,859	（111,850）	(1)%
Cost of Sales	4,564,976	4,696,055	(131,079)	(3)%
Gross Margin	10,224,033	10,204,804	19,229	0.2%
Operating Expenses:
Selling expenses	8,019,817	12,616,840	（4,597,023）	(36)%
General and administrative expenses	1,599,448	4,166,741	(2,567,293)	(62)%
Research and development expenses	256,389	13,921	242,468	1742%
	9,875,654	16,797,502	(6,921,848)	(41)%
Income (Loss) from Operations	348,379	(6,592,698)	6,941,077	(105)%

Other Expenses	(362,853)	(392,714)	29,861	(8)%
Loss Before Income Tax Expenses	(14,474)	(6,985,412)	6,970,938	(100)%
Income tax expense	(22,631)	-	(22,631)	100%
Net Loss	(37,105)	(6,985,412)	6,948,307	(99)%
Net loss attributable to noncontrolling interests	(8,268)	(248,365)	240,097	(97)%
Net Loss Attributable to Stockholders	$(28,837)	$(6,737,047)	$6,708,210	(100)%
Basic and diluted loss per share	$(0.00)	$(0.34)	$0.34	(100)%
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the six months ended June 30, 2010 were approximately $14.79 million, a decrease of approximately $0.11 million, or 1%, from approximately $14.9 million for the six months ended June 30, 2009. The decrease in sales was primarily due to the adjustment on the commission policy which had impact on our sales as set forth above.

Cost of sales: Our cost of sales for the six months ended June 30, 2010 was approximately $4.56 million, a decrease of $0.13 million, or 3%, from approximately $4.69 million for the six months ended June 30, 2009. The decrease in cost of sales was primarily due to the decrease of sales.

Gross margin: Our gross margin for the six months ended June 30, 2010 was approximately $10.22 million as compared with approximately $10.2 million for the six months ended June 30, 2009. Gross margin as a percentage of revenues was approximately 69% for the six months ended June 30, 2010, a increase of 1% from 68% for the six months ended June 30, 2009. The decrease in gross margin was primarily due to improvement on the manufacturing technique, offset by the increase of the price of raw material.

Selling expenses: Selling expenses were approximately $8.02 million for the six months ended June 30, 2010, a decrease of approximately $4.60 million, or 36%, from approximately $12.62 million for the six months ended June 30, 2009. The primary reasons for the decrease in selling expenses were: i) our adjustment on the commission policy to sales representatives as set forth above; ii) the strengthened controlling on the travel expense, business entertainment expense, etc.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expenses: General and administrative expenses were approximately $1.6 million for the six months ended June 30, 2010, a decrease of approximately $2.57million, or 62%, from approximately $4.17 million for the six months ended June 30, 2009. The decrease was primarily due to the Company has provided significant bad debt provision in 2009.

Research and development expenses: Research and development expense for the six months ended June 30, 2010 was $256,389 as compared to $13,921 for the six months ended June 30, 2009. The increase was primarily due to our focus on a few innovative medicines- Dencichine Hemostat and the cooperation with outside experts in the R&D since late 2009.

Other expense: Other expense, which includes interest expense and non-operating expense, offset by subsidy income, interest income, non-operating income, was $362,853 for the six months ended June 30, 2010 as compared to $392,714 for the six months ended June 30, 2009, a decrease of $29,861 or 8%. The decrease in other expense was primarily due to the decrease of the interest expense which was the result of the decreased interest rate of the borrowings.

Net loss attributable to stockholders: We incurred a net loss of $28,837 for the six months ended June 30, 2010 as compared to a net loss of $6.7 million for the six months ended June 30, 2009, a decrease of approximately $6.67 million. The decrease in net loss was primarily due to the sharp decrease of $4.60 million in selling expense and the decrease of $2.57 million in general and administrative expense.

Liquidity and Capital Resources

General – As of June 30, 2010, we had cash and cash equivalents of $ 1.34 million. We have historically financed our business operations through bank loans, in addition to equity offerings. In the first half part of 2010, the Company suffered the sharp increase of raw material’s price. We incurred a net loss for the six months ended June 30, 2010 of $37,105. The net loss was primarily due to the recognition in the consolidated financial statements as of June 30, 2010 of the payment expected to be made in connection with the settlement of the class actions law suit.

For the six months ended June 30, 2010, we had net cash provided by operating activities of $1.46 million, an increase of $ 0.48 million from $0.98 million for the six months ended June 30, 2009. We believe that we would be able to obtain more cash flows from operating activities accompanying the increasing sales volume.

Cash flow

	Six months ended June 30,
	2010	2009
	Unaudited	Unaudited
	(in thousands)

Net cash provided by operating activities	$1,461	$981
Net cash used in investing activities	(3,984)	(309)
Net cash (used in) provided by financing activities	1,872	(1,570)
Cash and Cash Equivalents at End of Period	$1,338	$717

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2010 was $1.46 million, as compared to net cash provided by operating activities of $0.98 million for the six months ended June 30, 2009. This result reflected the impact of an increase of approximately $1.14 million in cash advance from customers.

Investing Activities: Net cash used in investing activities was $3.98 million for the six months ended June 30, 2010, as compared to net cash used in the amount of $0.3 million for the six months ended June 30, 2009. The increase in net cash used in investing activities was primarily due to the significant increases in capital expenditures, specifically, the construction of Shenghuo Plaza.

After the construction is completed and the Shenghuo Plaza is put into use, part of the Shenghuo Plaza will be used to open a technology demonstration center of 12 Ways Chinese Herbal Beauty Salon, where 12 ways cosmetics will be used and promoted and our beauticians from all over the country will be trained in the center; the remaining part of the Shenghuo Plaza will be opened for business as a business hotel. Shenghuo Plaza is expected to completed and put into operation at the end of this year. The final construction budget of Shenghuo Plaza is approximately RMB 120 million. In May, 2010, we have entered into an agreement with Kunming Tianzhiheng Hotel Management Co., Ltd (“Tianzhiheng”) to establish a company to operate the business hotel. Tianzhiheng agreed to invest RMB25 million into the construction of the hotel.

Financing Activities: Net cash provided by financing activities was approximately $1.87 million for the six months ended June 30, 2010 compared to net cash used in the amount of $1.57 million for the six months ended June 30, 2009. The increase in cash provided was primarily due to the increase of loans borrowed from banks.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by $2.7 million as of June 30, 2010, and $6.9 million as of December 31, 2009.

As of June 30, 2010, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.16 million) were approximately $12.96 million, an increase of approximately $0.86 million, from $12.1 million (net of allowance for doubtful accounts of $2.05 million) as of December 31, 2009. In order to maintain our existing market and customers and further to expand our sales in the increasingly competitive business environment, the Company decided to allow some of our customers historically with good credit to extend their credit terms, which led to the increase of the account receivables.

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

As of June 30, 2010, our accounts payable were approximately $3.25 million, a decrease of $1.49 million, from $4.74 million as of December 31, 2009. The decrease of accounts payable is mainly attributed to the outstanding payment for construction of Shenghuo plaza as of December 31, 2009 has been settled in the current period.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we ship products to the customers. The deposit were approximately $7.97 million as of June 30, 2010, increased $0.93 million, from approximately $7.04 million as of December 31, 2009, primarily due to the increase of the account receivables set forth above because we don’t return the deposits to our sales representatives until they collect account receivables from our customers.

The other payables and accrued expense decreased by $0.36 million, from $10.1 million as of December 31, 2009 to $ 9.74 million as of June, 2010. The decrease of other payables was mainly due to our strengthened controlling on the travel expense, business entertainment expense .etc. The decrease of accrued expense balance was primarily due to the decrease in legal counsel fees attributed to the SEC investigation which started in February 2009 and concluded in September 2009.

To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business may be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales.

On August 6, 2009, we obtained a one-year line of credit from Agricultural Bank of China (“ABC”) amounting to RMB 110 million (approximately $16 million) based on ABC’s assessment of our operations and unencumbered assets. As of August 16, 2010, balance from ABC amounted to RMB 107 million (approximately $15.8 million) and the remaining unused line of credit was RMB 3 million (approximately $0.4 million), which requires additional collaterals.

Further, in July, 2009, we signed a factoring agreement with China Construction Bank (the “CCB”) to transfer our accounts receivable with full recourse, and the proceeds received from CCB being recognized as secured borrowings. As of June 30, 2010, short-term borrowings, amounting to RMB 11 million (approximately $1.62 million), were pledged by accounts receivable, amounting to RMB11 million (approximately $1.62 million) under this factoring agreement. This factoring agreement was renewed in May, 2010. Under this renewed factoring agreement, CCB agrees to provide the Company a maximum of RMB 28.8 million ($4.2 million) factoring advance until May 4, 2011.

The completion of Shenghuo Plaza is expected to generate more cash flows and increase our ability to obtain additional financing from banks.

Considering the financial resources presently available, we are confident that we have sufficient working capital for our present requirements and for at least the next 12 months. This assumes, of which there can be no assurance, that the remaining provinces in which we sell a significant amount of Xuesaitong Soft Capsules will list such capsules in their respective 2010 Provincial Insurance catalogs. We will continue to make efforts to expand our sales to get more cash flow.

However, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the subsidiaries and there is no assurance that such funding will be available. Please see Note 6 –Borrowings in the Condensed Consolidated Financial Statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gui Hua Lan and Mr. Chuanxiang Huang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Huang concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009), our disclosure controls and procedures were not effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mingying Co., Ltd. Lawsuit – On July 20, 2009, the Company appeared before a court sitting in the Tianhe District of Guangzhou, Guandong Province, People’s Republic of China, to defend itself in an action brought by Mingying Co., Ltd. for allegedly failing to satisfy payment obligations for advertising services. Mingying Co., Ltd. is seeking a judgment in the amount of RMB 465,000 (approximately $68,000). The court has informed Mingying Co., Ltd. that it has failed to meet its burden of proof in support of its claims, however the action is still proceeding. The Company lost the lawsuit in the trial of first instance, which was held in September. The Company has applied for a retrial and the retrial was held on November 20, 2009. On May 10, 2010, the two parties of the lawsuit have agreed to close the lawsuit with a settlement under the court’s mediation. According to the settlement, the Company must pay Mingying Co, Ltd RMB 360,000 (approximately $ 52,662) no later than May 25, 2010. The settlement of RMB 360,000 has been paid on May 24, 2010.

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. （HB&M）. Both the Company and HB&M filed motions to dismiss the complaint, but those motions were denied by the Court.  The substantive allegations of the amended consolidated complaint have previously been summarized in disclosures by the Company.

On July 21, 2010, in a mediation conducted by Retired Judge Nicolas H. Politan, the Company entered into an agreement in principle with counsel for plaintiffs in this litigation and HB&M, in which the parties agreed to settle all claims by the putative class members in exchange for payments of USD200,000 by the Company and USD600,000 by HB&M’s professional liability insurer.  The settlement, including its provisions regarding the notification of class members and administration of any claims, will be entered into in a written stipulation and agreement of settlement, to be executed by counsel for the parties, and then must be submitted to the Court for approval.  The settlement is expected to result in the dismissal of the class action litigation.

The Company believes the allegations in the amended consolidated complaint are without merit, and, should the settlement not become final for any reason, intends to vigorously defend the class action lawsuits. The Company does not believe the outcome of this suit will have a material adverse effect on the Company. However, the Company is unable at this time to predict the outcome of this litigation or whether the Company will incur any liability associated with the litigation, or to estimate the effect such outcome would have on the financial condition, results of operations, or cash flows of the Company based on the opinion of the counsel.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

August 16, 2010	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the
Board