Form 10-Q
period 2010-09-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2010-11-12
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of November 12, 2010.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations and Comprehensive Income(Loss) for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4T.	CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION		30

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5.	OTHER INFORMATION	31

ITEM 6.	EXHIBITS	31

SIGNATURES		32

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$1,703,422	$1,986,540
Accounts and notes receivable, net	13,351,446	12,104,296
Other receivables, net	7,013,655	6,694,151
Advances to suppliers	851,322	394,856
Inventories, net	3,102,937	3,896,358
Due from related parties	216,503	417,494
Other current assets	1,177,984	866,645

Total Current Assets	27,417,269	26,360,340

Property, plant and equipment, net	14,414,495	12,065,552
Other non-current assets	1,718,147	1,497,421
	$43,549,911	$39,923,313
Liabilities and Equity:
Current Liabilities:
Accounts payable	$3,240,471	$4,744,919
Other payables and accrued expenses	9,587,565	10,099,497
Deposits payable	7,915,267	7,037,155
Short-term borrowings	5,008,708	5,455,958
Advances from customers	2,006,222	916,362
Taxes and related payables	943,701	1,094,331
Current portion of long-term borrowings	7,013,774	3,948,985
Total Current Liabilities	35,715,708	33,297,207
Long-term borrowings	6,327,319	5,850,348
	42,043,027	39,147,555
Commitments and Contingencies	-	-
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares outstanding	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(6,398,473)	(7,157,293)
Accumulated other comprehensive income	1,614,051	1,589,047
Total stockholder's equity	1,558,496	774,672
Noncontrolling interests	(51,612)	1,086
Total Equity	1,506,884	775,758
	$43,549,911	$39,923,313

See notes to condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in USD, except shares)

	Three months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$8,551,182	$10,558,218	$23,340,191	$25,459,077
Cost of Sales	2,996,674	2,947,511	7,561,650	7,643,566
Gross Margin	5,554,508	7,610,707	15,778,541	17,815,511
Operating Expenses:
Selling expenses	3,849,347	6,988,017	11,869,164	19,604,857
General and administrative expenses	894,301	1,063,981	2,493,749	5,230,722
Research and development expense	160,795	10,534	417,184	24,455
	4,904,443	8,062,532	14,780,097	24,860,034
Income(Loss) from Operations	650,065	(451,825)	998,444	(7,044,523)
Other Income (Expenses):
Subsidy income	492,451	49,723	654,013	194,902
Interest expense	(213,683)	(182,879)	(653,722)	(701,581)
Other income	42,282	-	228,046	-
Other expense	(22,507)	(2,847)	(292,647)	(22,038)
	298,543	(136,003)	(64,310)	(528,717)
Income (Loss) Before Income Tax	948,608	(587,828)	934,134	(7,573,240)
Income tax benefit (expense)	(118,370)	401,012	(141,001)	401,012
Net Income (Loss)	830,238	(186,816)	793,133	(7,172,228)
Net income(loss) attributable to noncontrolling interests	42,581	(154,892)	34,313	(403,257)
Net Income(Loss) Attributable to Common Stockholders	$787,657	$(31,924)	$758,820	$(6,768,971)
Comprehensive Income (Loss):
Net Income (Loss)	830,238	(186,816)	793,133	(7,172,228)
Foreign currency translation adjustment	21,221	(76,185)	26,135	(73,064)
Comprehensive Income (Loss):	$851,459	$(263,001)	$819,268	$(7,245,292)
Comprehensive income (loss) attributable to noncontrolling interests	42,617	(158,693)	35,444	(406,947)
Comprehensive Income (Loss) Attributable to Common Stockholders	808,842	(104,308)	783,824	(6,838,345)
Basic and diluted earnings (loss) per share	$0.04	$(0.00)	$0.04	$(0.34)
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400

See notes to condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in USD)

	Nine months Ended September 30,
	2010	2009

Net Cash Provided by Operating Activities	2,239,891	878,694
Cash Flows from Investing Activities:
Purchase of long-lived assets	(5,607,809)	(738,350)
Proceeds from disposal of property, plant and equipment	308,229
Net Cash Used in Investing Activities	(5,299,580)	(738,350)

Cash Flows from Financing Activities:
Due to related parties	-	(345,371)
Proceeds from borrowings	24,640,172	21,227,417
Payments on borrowings	(21,904,375)	(19,915,434)
Net Cash Provided by Financing Activities	2,735,797	966,612

Effect of exchange rate changes on cash	40,775	4,706
Net Change in Cash and Cash Equivalents	(283,117)	1,111,662
Cash and Cash Equivalents at Beginning of Period	1,986,540	1,612,054
Cash and Cash Equivalents at End of Period	$1,703,423	$2,723,716

Supplemental Information
Cash paid for interest	$543,799	$704,242
Cash paid for income tax	$130,489	$-

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

The CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), and a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”). On April 30, 2009, Shenghuo formed Shi Lin Shenghuo Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of September 30, 2010, Shi Lin had not generated any revenue . All other entities are formed in and operate within the PRC.

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

The condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern.  The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD8.3 million as of September 30, 2010, and USD6.9 million as of December 31, 2009. Based on future projections of the Company’s cash inflows from operations, reasonable estimate of revolving effect of deposits received, and the anticipated ability of the Company to obtain continued bank financing to finance its continuing operations, Management has prepared the condensed consolidated financial statements on a going concern basis.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2010, its condensed consolidated results of operations for the three and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine-month periods ended September 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company follows Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of September 30, 2010 and December 31, 2009.

(c)	Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 605 “Revenue recognition”. All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

The carrying amounts reported in the consolidated balance sheets for accounts and notes receivable, other receivables, advances to suppliers, accounts payable, advances from customers, other payables and accrued expenses, deposits payable approximated to their fair values because of the short-term maturity of these financial instruments. Management believes the interest rates on short-term borrowings and long-term borrowings reflect rates currently available in the PRC. Thus, the carrying value of these loans approximated to their fair values.

(e)	Recently enacted accounting standards

Since the filing of 2009 Form 10-K, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-12 through No. 2010-26. These ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE, NET

 Accounts and notes receivable consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Notes receivable	$1,000,299	$852,095
Accounts receivable	14,537,043	13,307,185
Total	15,537,342	14,159,280
Less: allowance for doubtful accounts	2,185,896	2,054,984
	$13,351,446	$12,104,296

NOTE 5 – OTHER RECEIVABLES, NET

Other receivables consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Other receivables	$8,707,606	$8,345,350
Less: allowance for doubtful accounts	1,693,951	1,651,199
	$7,013,655	$6,694,151

 NOTE 6 – INVENTORIES, NET

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$967,865	$1,048,823
Work-in-process	1,424,149	2,267,289
Finished goods	839,664	706,424
Total inventories	3,231,678	4,022,536
Less: allowance	128,741	126,178
	$3,102,937	$3,896,358

NOTE 7 – BORROWINGS

The Company’s borrowings are payable to banks and governmental financial bureaus. The following summarizes the Company’s debt obligations and respective balances as of September 30, 2010 and December 31, 2009:

	September 30,			December 31,
Short-term borrowings	2010			2009
	(Unaudited)
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance
China Construction Bank(“ CCB”), secured by land use rights, buildings and machinery	April 2010	5.31%	$-	April 2010	5.31%	$3,656,468
CCB, (note a)	(note a)	4.86%	2,230,758	(note a)	4.86%	1,650,992
Agricultural Bank of China (“ABC”), (note b)	December 2010	5.31%	89,538	-	-	-
ABC, (note b)	May 2011	5.31%	2,536,897
Financial bureau, unsecured	Due on demand	4.50%	76,900	Due on demand	4.50%	75,369
Financial bureau, unsecured	Due on demand	1.80%	74,615	Due on demand	1.80%	73,129
			$5,008,708			$5,455,958

	September 30,			December 31,
Long-term borrowings	2010			2009
	(Unaudited)
Lenders	Maturity Date	Interest Rate	Balance	Maturity Date	Interest Rate	Balance
CCB, secured by land use rights, buildings and machinery	March 2010	5.40%	$-	March 2010	5.40%	$1,462,587
ABC, (note b)	April 2012	5.40%	6,327,319
ABC, (note b)	March 2010	8.316%	-	March 2010	8.316%	1,462,587
ABC, (note b)	April 2011	5.40%	746,146	April 2011	5.40%	731,293
ABC, (note b)	August 2011	5.40%	5,223,023	August 2011	5.40%	5,119,055
ABC, (note b & c)	June 2010	5.40%	447,688	June 2010	5.40%	438,776
ABC, (note b)	December 2010	5.40%	596,917	December 2010	5.40%	585,035
Total long-term borrowings			$13,341,093			$9,799,333
less: current maturities of long- term borrowings			7,013,774			3,948,985
L long-term borrowings, net of current portion			$6,327,319			$5,850,348
Past due borrowing (note c)			$447,688			$292,517

(a) As of September 30, 2010, short-term borrowings, amounting to USD2,230,758, were pledged by accounts receivable, amounting to USD2,788,448 at interest rates of approximately 4.86%, maturing within three months from withdrawing dates.

(b) As of September 30, 2010, the short-term and long-term borrowings from ABC was RMB107 million (approximately USD15.97 million), which was secured by land use rights, buildings, machinery and guaranteed by the CSPH’s 94.95% shares in Shenghuo.

(c) Of the aggregate amount USD15.97 million borrowed from ABC, USD447,688 past due in June 2010. However, based on the Company’s good historical credit record, the Company reached an oral agreement with the lender to extend the maturity date for this portion of the loan to December 2010. The Company did not repay the amount of the loan originally due in June 2010.

NOTE 8 – INCOME TAXES

CSPH and its consolidated entities each files tax returns individually.

The Company is not subject to any income tax in the United States. Shenghuo is qualified to enjoy preferential tax rate under relevant PRC tax laws and regulations, with effective income tax rate of 10% in 2009, 11% in 2010 and 12% in 2011. From 2012, Shenghuo will be subject to income tax at a rate of 25%. All other subsidiaries in the PRC were subject to income tax at a rate of 25% for the period presented.

For the three months ended September 30, 2010, the Company recognized an income tax expense of USD118,370 on pretax income of USD948,608, representing an effective income tax rate of 12.5%. For the nine months ended September 30, 2010, the Company recognized an income tax expense of USD141,001 on pretax income of USD934,134, representing an effective income tax rate of 15.1%. The expenses are mainly the result of an adjustment in income tax expense to reflect change in valuation of deferred tax asset of tax loss from Cosmetic, offset by the impact of tax holiday of Shenghuo.

Income tax benefit amounted to USD401,012 was recognized for the three and nine months ended September 30, 2009, on pretax loss of USD587,828 and USD7,573,240 for the three and nine months ended September 30, 2009 respectively, representing an effective income tax rate of 68.2% and 5.3% respectively, which were mainly a result of an adjustment in income tax expense to reflect change in valuation of deferred tax assets of tax loss from Medicine, offset by the impact of tax holiday of Shenghuo.

NOTE 9 – BASIC AND DILUTED LOSS PER SHARE

	Three months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss) attributable to stockholders	$787,657	$(31,924)	$758,820	$(6,768,971)
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400
Basic and diluted earnings (loss) per share	$0.04	$(0.00)	$0.04	$(0.34)

NOTE 10 – CONCENTRATIONS

For the three and nine months ended September 30, 2010, the Company had concentrations of purchases of raw materials from three vendors accounting for 78.5% and 61.8% respectively, as compared to 53.78% and 53.83% for the three months and nine months ended September 30, 2009, respectively.

No significant concentration on sales from single customer for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

No significant concentration on accounts receivable from single customer as of September 30, 2010 and 2009, respectively.

Approximately 91.1% and 89.4% of the sales came from a single product, Xuesaitong Soft Capsules for the three and nine months ended September 30, 2010, respectively as compared to approximately 86.7% and 85.8% for the three and nine months ended September 30, 2009, respectively.

NOTE 11 – SEGMENT REPORTING

Management regards “Medicine products” and “Cosmetic products” as their operating segments. However, no segment reporting is necessary as “Cosmetic products” does not meet the quantitative thresholds for a reportable segment. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

(a)    Capital Commitment

The Company did not have any significant capital commitment as of September 30, 2010.

(b)	Operating Lease Commitment

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent the land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to RMB 30.6 million (approximately USD4.6 million) with a lease term of 20 years.

As of September 30, the Company has paid USD341,883, and the operating lease commitment is summarized as below:

Year	Amount
2010	-
2011	92,709
2012	222,501
2013	222,501
2014	222,501
2014 thereafter	3,467,304
Total	4,227,516

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

On July 21, 2010, in a mediation conducted by Retired Judge Nicolas H. Politan, the Company entered into an agreement in principle with counsel for plaintiffs in this litigation and HB&M, in which the parties agreed to settle all claims by the putative class members in exchange for payments of USD200,000 by the Company and USD600,000 by HB&M’s professional liability insurer. The settlement must be approved by the Court to become effective and, on or about November 2, 2010, the plaintiffs filed a motion with the Court seeking such approval. It is anticipated that the Court will consider objections to the settlement, if any, and conduct a hearing in the coming months, after which it will determine if the settlement is approved. The Company does not have any reason to believe that the Court will reject the settlement and, accordingly, it is expected that the settlement will result in the dismissal of the class action litigation.

NOTE 13– SUBSEQUENT EVENTS

Management has considered all events occurring after September 30, 2010 to the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

The forward-looking statements contained in this quarterly report are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for over 89% of our revenues;

•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalogue;

•	our ability to raise additional capital needed for working capital, future operations and research and development;

•	our ability to collect on advances to sales representatives;

•	our reliance on our three largest customers for a significant percentage of our sales;

•	our ability to effectively grow management;

•	our dependence on key personnel;

•	our ability to establish and maintain a strong brand;

•	the ability of our products to effectively compete with those of our competitors;

•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;

•	our ability to collect on trade receivables;

•	our ability to develop and market new products, including those with high profit margins;

•	additional products being subject to price controls by the Chinese government;

•	our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	protection of our intellectual property rights;

•	loss of certain tax concessions;

•	our lack of insurance to cover losses due to fire, casualty or theft;

•	changes in the laws of the PRC that affect our operations;

•	changes in the foreign currency exchange rate between U.S. dollars and RMB;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	the effect on our operations of costs associated with the Restatement, including litigation costs;

•	a downturn in the economy of the PRC or inflation in the PRC;

•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;

•	volatility of the market for our common stock;

•	the possibility of substantial sales of our common stock;

•	influence of our principal stockholder;

•	cooperation of the minority shareholder of our principal operating subsidiary;

•	The pledge of the stock of our operating subsidiaries to secure the bank loan entered into in August 2009; and

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of a greyish-brown or greyish-yellow plant that only grows in a few geographic locations, including Yunnan Province in southwest China where we are located. Yunnan Province accounts for 90% of the global production of Panax notoginseng. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for over 89% of our sales for the nine months ended September 30, 2010. Even if the Company, as intended, leases land so it itself can grow Sanqi commencing next spring, it will continue to be as dependent for the immediate future as it is today on third party suppliers as Sanqi will take three years to mature from its growing to realize the first yield.

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

On July 1, 2010, the updated State Insurance Catalogue became effective. Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue as it has been since 2005.  Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment remain listed in the updated State Insurance Catalogue. Patients purchasing medicines included in Part B are entitled to reimbursement of about 90% of the costs of such medicines. As also previously disclosed, there is an alternative route to achieve a similar result. That is, for Xuesaitong Soft Capsules to be included in the Provincial Insurance Catalog of each of the 31 Chinese provinces. This will allow the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. The Company has applied for provincial listing in 31 provinces. As of November 12, 2010, Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following eleven provinces: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan and Beijing. The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for 60% in 2009 and 66% for the nine months ended September 30, 2010.  Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong and Shanxi provinces where it generates a sales of 17% in 2009 and 15% for the nine months ended September 30, 2010. The 2010 Provincial Insurance Catalogs for the rest of the fourteen provinces have not been announced. Thus, Xuesaitong Soft Capsules remains listed on their 2009 Provincial Insurance Catalogs and patients continue to be reimbursed. The sales of Xuesaitong Soft Capsules generated in these provinces account for 23% in 2009 and 19% for the nine months ended September 30, 2010. Xuesaitong Soft Capsules accounted for 85% of the Company's revenues in 2009. Should the Company fail to receive provincial approval in the major provinces in which it is sold, such failure could have a material adverse impact on the Company. The Company is in the process of developing a pipeline of proprietary formulations of other drug compounds. However, such formulations have not been finalized or submitted to State Food and Drug Administration (“SFDA”) for review and approval. This process is time-consuming and capital intensive and there is no assurance that SFDA will accept the data presented by the Company without requiring additional data and that, ultimately, the application for drug approval will be successful. Therefore, in the near term the Company is dependent on the sales of Xuesaitong Soft Capsules and on the efforts to get it listed on the Provincial Insurance Catalogs of the rest of the fourteen provinces.
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

The wholesale and retail prices of medicines that are included in the national and provincial insurance catalogs are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, or their provincial price control authorities. Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong and Shanxi provinces, it is no longer subject to the state price control and provincial price controls in that six provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the twenty-five provinces, its price is still subject to price control administered by the price control authorities in those provinces. Xuesaitong Soft Capsules is primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. We sell Xuesaitong Soft Capsules to wholesale companies who resell them to hospital pharmacies. Our three main customers are Yunnan Medicine Co., Guangzhou Medicine Co., Ltd.; Tianjing Zhongxing Medicine Co., Ltd; and Ltd. And these three wholesale companies’ sales account for 8.82%, 8.73% and 7.29% of our sales respectively for the nine months ended September 30, 2010. As noted above, Tianjin, Guangzhou and Yunnan have included Xuesaitong Soft Capsules in their 2010 Provincial Insurance Catalogs.

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

As of September 30, 2010, our medicine marketing team maintains sales offices or agents in approximately 31 provinces throughout China. The sales network covers approximately 210 cities and is staffed by approximately 643 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

We started to expand our business into the OTC market in selected areas around China since 2009. The gross sales of Lixuwang in the OTC market in Yunnan province amounted to RMB 9.92 million, resulting in a profit realized by the Company of approximately RMB 1.98 million during the nine months of 2010. Based on these positive results, we will continue to expand our presence in the OTC market in the rest of months of 2010 in provinces such as Jiangsu, Fujian, Guangdong and Zhejiang. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

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

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces in China. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies and other locations such as supermarkets and shopping malls throughout Eastern China, with the ultimate intent of expanding our retail presence across China. As of September 30, 2010, we have opened approximately 980 retail specialty counters in more than 30 cities, including Kunming, Nanjing, Chongqing, Chengdu, Wuhan, Heifei, Yantai and Puer, and so on. In addition, we opened a 12 Ways Chinese Herbal Beauty Salon in Kunming that will feature approximately ten traditional Chinese medicine practitioners and beauticians that provide a variety of services, including acupuncture, body massage, foot massage and other services. All products used in the salon will be supplied by us. Management hopes that the opening of this salon and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

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

Results of Operations

Three Months Ended September 30, 2010 and 2009

The following table sets forth our statements of operations for the three months ended September 30, 2010 and 2009 in U.S. dollars (unaudited):

	Three months ended September 30,
	2010	2009	Change ($)	Variance (%)
Sales	$8,551,182	$10,558,218	(2,007,036)	(19)%
Cost of Sales	2,996,674	2,947,511	49,163	2%
Gross Margin	5,554,508	7,610,707	(2,056,199)	(27)%
Operating Expenses:
Selling expenses	3,849,347	6,988,017	(3,138,670)	(45)%
General and administrative expenses	894,301	1,063,981	(169,680)	(16)%
Research and development expenses	160,795	10,534	150,261	1426%
	4,904,443	8,062,532	(3,158,089)	(39)%
Income (Loss) from Operations	650,065	(451,825)	1,101,890	(244)%

Other Income (Expenses)	298,543	(136,003)	434,546	(320)%
Income (Loss) Before Income Tax Expenses	948,608	(587,828)	1,536,436	(261)%
Income tax benefit (expense)	(118,370)	401,012	(519,382)	(130)%
Net Income (Loss)	830,238	(186,816)	1,017,054	(545)%
Net income attributable to noncontrolling interests	42,581	(154,892)	(197,473)	(128)%
Net Income (Loss) Attributable to Common Stockholders	$787,657	$(31,924)	$819,581	(2567)%
Basic and diluted earnings (loss) per share	$0.04	$(0.00)	$0.04	(2567)%
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the three months ended September 30, 2010 was approximately $8.55 million, a decrease of approximately $2 million, or 19%, from approximately $10.56 million for the three months ended September 30, 2009. The decrease was mainly due to the Company adjusted our sales commission policy to decrease the commission to sales representatives, which led to the decrease of the sales in the third quarter.

Since the spring of 2010, we faced a challenge of insufficient supply of our major material-Sanqi in Yunnan Province, where has suffered the worst drought in 50 years from last autumn to this spring. The output of Sanqi decreased sharply, resulting in the price of Sanqi increased remarkably. In order to release the pressure from increasing cost, the Company decided to adjust our sales commission policy to decrease the commission to sales representatives by 10% as compared to that in the first quarter, which led to the decrease of the sales. The commission policy is subject to adjustment from time to time according to the sales in the market. The Company in August has slightly increased its sales commission, as a result of a slight decrease in its cost of Sanqi.

Cost of sales: Our cost of sales for the three months ended September 30, 2010 was approximately $3 million, an increase of $0.05 million, or 2%, from approximately $2.95 million for the three months ended September 30, 2009. The increase in cost of sales was primarily due to the increase of the price of our main raw material which was caused by serious drought offset by the decreased sale volume.

Gross margin: Our gross margin for the three months ended September 30, 2010 was approximately $5.6 million as compared with approximately $7.6 million for the three months ended September 30, 2009, a decrease of $2 million, or 27%. Gross margin as a percentage of revenues was approximately 65% for the three months ended September, 2010, a decrease of 7.1 % from 72.1% for the three months ended September 30, 2009. The decrease in gross margin percentage was primarily due to the increase of raw material price.

Selling expense: Selling expenses were approximately $3.85 million for the three months ended September 30, 2010, a decrease of $3.14 million, or 45%, from approximately $6.99 million for the three months ended September 30, 2009. The primary reasons for the decrease in selling expenses were: i) our adjustment on the commission policy to sales representatives as set forth above; ii) the strengthened control on the travel expense, business entertainment expense, etc.; iii) the decreased expense on OTC market development as compared to that of in 2009, since when we started to expand our business into the OTC market in selected areas around China.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $0.89million for the three months ended September 30, 2010, a decrease of $0.17 million, or 16%, from approximately $1.06 million for the three months ended September 30, 2009, which was mainly due to strengthened control on professional fee.

Research and development expense: Research and development expense for the three months ended September 30, 2010 was $160,795, as compared to $10,534 for the period ended September 30, 2009, an increase of approximately $150,261 or 1426%. The increase was primarily due to the increase in the expenditure on one of our innovative medicines- Dencichine Hemostat and the cooperation with external experts since late 2009.

Other income (expenses): Other income were $298,543 for the three months ended September 30, 2010, which consisted of subsidy income, interest income, non-operating income offset by interest expense and non-operating expense, an increase of $434,546, or 320%, from expense of $136,003 for the three months ended September 30, 2009. The increase was mainly attributable to the subsidy income we received from the government in the third quarter of 2010.

Net income (loss) attributable to common shareholders: Net income increased to $787,657 for the three months ended September 30, 2010 as compared to net loss of $31,924 for the three months ended September 30, 2009. The increase in net income was primarily due to the decrease of selling expenses and increase of subsidy income.

Nine Months Ended September 30, 2010 and 2009

The following table sets forth our statements of operations for the nine months ended September 30, 2010 and 2009 in U.S. dollars (unaudited):

	Nine months ended September 30,
	2010	2009	Change ($)	Variance(%)
Sales	$23,340,191	$25,459,077	(2,118,886)	(8)%
Cost of Sales	7,561,650	7,643,566	(81,916)	(1)%
Gross Margin	15,778,541	17,815,511	(2,036,970)	(12)%
Operating Expenses:
Selling expenses	11,869,164	19,604,857	(7,735,693)	(40)%
General and administrative expenses	2,493,749	5,230,722	(2,736,973)	(52)%
Research and development expenses	417,184	24,455	392,729	1606%
	14,780,097	24,860,034	(10,079,937)	(41)%
Income (Loss) from Operations	998,444	(7,044,523)	8,042,967	(114)%

Other Expenses	(64,310)	(528,717)	464,407	(88)%
Income (Loss) Before Income Tax Expenses	934,134	(7,573,240)	8,507,374	(112)%
Income tax benefit (expense)	(141,001)	401,012	(542,013)	(135)%
Net Income (Loss)	793,133	(7,172,228)	7,965,361	(111)%
Net income attributable to noncontrolling interests	34,313	(403,257)	437,570	(109)%
Net Income (Loss) Attributable to Common Stockholders	$758,820	$(6,768,971)	$7,527,791	(111)%
Basic and diluted earnings (loss) per share	$0.04	$(0.34)	$0.38	(112)%
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the nine months ended September 30, 2010 were approximately $23.3 million, a decrease of approximately $2.2 million, or 8%, from approximately $25.5 million for the nine months ended September 30, 2009. The decrease in sales was primarily due to the adjustment on the commission policy which had impact on our sales as set forth above.

Cost of sales: Our cost of sales for the nine months ended September 30, 2010 was approximately $7.56 million, a decrease of $0.82 million, or 1%, from approximately $7.64 million for the nine months ended September 30, 2009. The decrease in cost of sales was primarily due to the decrease of sales.

Gross margin: Our gross margin for the nine months ended September 30, 2010 was approximately $15.78 million as compared with approximately $17.82 million for the nine months ended September 30, 2009. Gross margin as a percentage of revenues was approximately 68% for the nine months ended September 30, 2010, a decrease of 2% from 70% for the nine months ended September 30, 2009. The decrease in gross margin was primarily due to the increase of the price of raw material, offset by improvement on the manufacturing technique.

Selling expenses: Selling expenses were approximately $11.87 million for the nine months ended September 30, 2010, a decrease of approximately $7.73 million, or 40%, from approximately $19.6 million for the nine months ended September 30, 2009. The primary reasons for the decrease in selling expenses were: i) our adjustment on the commission policy to sales representatives as set forth above; ii) the strengthened controlling on the travel expense, business entertainment expense, etc.; iii) the decreased expense on OTC market development as compared to that of in 2009, since when we started to expand our business into the OTC market in selected areas around China.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expenses: General and administrative expenses were approximately $2.49 million for the nine months ended September 30, 2010, a decrease of approximately $2.74million, or 52%, from approximately $5.23 million for the nine months ended September 30, 2009. The decrease was primarily due to the Company has provided significant bad debt provision and incurred large amount of professional fee related to SEC investigation in 2009.

Research and development expenses: Research and development expense for the nine months ended September 30, 2010 was $417,184 as compared to $24,455 for the nine months ended September 30, 2009. The increase was primarily due to our focus on a few innovative medicines- Dencichine Hemostat and the cooperation with external experts since late 2009.

Other expense: Other expense, which includes interest expense and non-operating expense, offset by subsidy income, interest income, non-operating income, was $64,310 for the nine months ended September 30, 2010 as compared to $528,717 for the nine months ended September 30, 2009, a decrease of $464,407 or 88%. The decrease in other expense was primarily due to i) the increased subsidy income; ii) gain on disposal of property in 2010; and iii) offset by expenses related to the settlement of class action lawsuit.

Net income (loss) attributable to common stockholders: We created a net income of $758,820 for the nine months ended September 30, 2010 as compared to a net loss of $6.77 million for the nine months ended September 30, 2009, an increase of approximately $7.53 million. The increase in net income was primarily due to the sharp decrease of $7.7 million in selling expense and the decrease of $2.74 million in general and administrative expense.

Liquidity and Capital Resources

General – As of September 30, 2010, we had cash and cash equivalents of $ 1.7 million. We have historically financed our business operations through bank loans, in addition to equity offerings. In the third quarter of 2010, the Company created a net income of $830,238 although we suffered sharp increase of raw material’s price from this spring.

For the nine months ended September 30, 2010, we had net cash provided by operating activities of $2.24 million, an increase of $ 1.4 million from $0.88 million for the nine months ended September 30, 2009. We believe that we would be able to obtain more cash flows from operating activities by strengthen control on working capital management.

Cash flow

	Nine months ended September 30,
	2010	2009
	Unaudited	Unaudited
	(in thousands)
Net cash provided by operating activities	$2,239	$879
Net cash used in investing activities	(5,300)	(738)
Net cash provided by financing activities	2,736	967
Cash and Cash Equivalents at End of Period	$1,703	$2,724

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2010 was $2.24 million, as compared to net cash provided by operating activities of $0.88 million for the nine months ended September 30, 2009. This result reflected the impact i) an increase of approximately $1.8 million in cash advance from customers and deposits received from sales representatives; ii) a decrease of aproximately $0.86 million in inventory; iii) offset by increase of $1.7 million notes and accounts receivables, other receivables and addvance to suppliers.

Investing Activities: Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2010, as compared to net cash used in the amount of $0.74 million for the nine months ended September 30, 2009. The increase in net cash used in investing activities was primarily due to the significant increases in capital expenditures, specifically, the construction of Shenghuo Plaza.

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

Financing Activities: Net cash provided by financing activities was approximately $2.74 million for the nine months ended September 30, 2010 compared to net cash provided in the amount of $0.97 million for the nine months ended September 30, 2009. The increase in cash provided was primarily due to the increase of loans borrowed from banks.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by $8.3 million as of September 30, 2010, and $6.9 million as of December 31, 2009.

As of September 30, 2010, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.19 million) were approximately $13.35 million, an increase of approximately $1.25 million, from $12.1 million (net of allowance for doubtful accounts of $2.05 million) as of December 31, 2009. In order to maintain our existing market and customers and further to expand our sales in the increasingly competitive business environment, the Company decided to allow some of our customers historically with good credit to extend their credit terms, which led to the increase of the accounts receivable.

Before 2009, we made significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and to develop new customers. We believed that the sales representatives would be better able to expand into new markets and to secure new customers if they were advanced funds for their travel, meals and other incidental expenses that arose in connection with their sales activities. Prior to September 2006, we did not ask sales representatives to pay off advances immediately because the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September 2006, we began to more vigorously pursue collection of all sales representative advances. Nonetheless, there are some sales representative advances that have aged so significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. Pursuant to the policies adopted at the beginning of 2009, instead of advancing sales representatives money to sustain or develop markets, we reimburse sales representatives their selling and marketing expenses when they present expense vouchers. Management considers this a better way to manage the potential for bad debts on the advances to sales representatives. We pay the accrued selling expenses only when we collect an account receivable for which a sales representative has presented his expense receipts. Because we offer a grace period of one-to-three months to our clients for remitting payments due, the accrued sales expenses may remain outstanding for however long it takes to collect the corresponding accounts receivable.

As of September 30, 2010, our accounts payable were approximately $3.24 million, a decrease of $1.50 million, from $4.74 million as of December 31, 2009. The decrease of accounts payable is mainly attributed to the outstanding payment for construction of Shenghuo plaza as of December 31, 2009 has been settled in the current period.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we ship products to the customers. The deposit were approximately $7.92 million as of September 30, 2010, increased $0.88 million, from approximately $7.04 million as of December 31, 2009, primarily due to the increase of the accounts receivable set forth above because we don’t return the deposits to our sales representatives until they collect account receivables from our customers.

The other payables and accrued expense decreased by $0.51 million, from $10.1 million as of December 31, 2009 to $ 9.59 million as of September, 2010. The decrease of accrued expense balance was primarily due to the decrease in legal counsel fees attributed to the SEC investigation which started in February 2009 and concluded in September 2009.

To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business may be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales.

Further, in May, 2010, we renewed the factoring agreement with China Construction Bank (the “CCB”) to transfer our accounts receivable with full recourse, and the proceeds received from CCB being recognized as secured borrowings. Under this renewed factoring agreement, CCB agrees to provide the Company a maximum of RMB 28.8 million ($4.2 million) factoring advance until May 4, 2011. As of September 30, 2010, short-term borrowings, amounting to RMB 15 million (approximately $2.23 million), were pledged by accounts receivable, amounting to RMB 18.69 million (approximately $2.79 million) under this factoring agreement.

The completion of Shenghuo Plaza is expected to generate more cash flows and increase our ability to obtain additional financing from banks. After the completion of Shenghuo Plaza by the end of 2010, we plan to borrow an additional $11.76 million by pledging it.

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

However, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the subsidiaries and there is no assurance that such funding will be available. Please see Note 7 –Borrowings in the Condensed Consolidated Financial Statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gui Hua Lan and Mr. Chuanxiang Huang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Huang concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009), our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 21, 2010, in a mediation conducted by Retired Judge Nicolas H. Politan, the Company entered into an agreement in principle with counsel for plaintiffs in this litigation and HB&M, in which the parties agreed to settle all claims by the putative class members in exchange for payments of USD200,000 by the Company and USD600,000 by HB&M’s professional liability insurer. The settlement must be approved by the Court to become effective and, on or about November 2, 2010, the plaintiffs filed a motion with the Court seeking such approval. It is anticipated that the Court will consider objections to the settlement, if any, and conduct a hearing in the coming months, after which it will determine if the settlement is approved. The Company does not have any reason to believe that the Court will reject the settlement and, accordingly, it is expected that the settlement will result in the dismissal of the class action litigation.

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
10.1
English translation of the Lease Agreement between Kunming Shenghuo Pharmaceutical (Group) Co.,Ltd and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre dated September 8, 2010.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Registrant)

November 12, 2010	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board