Form 10-K
period 2010-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2011-03-30
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number001-33537

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2010 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $13,185,198.

The number of shares outstanding of the registrant’s common stock as of March 24, 2011 was 19,679,400.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement related to the 2011 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for approximately 90.9% of our revenues;

•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•
replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalog; Failure of our primary product to be listed in Provincial Catalogs will disqualify it for insurance reimbursement since it is no longer listed in the State Insurance Catalog as of July 1, 2010；

•	our ability to raise additional capital needed for working capital, future operations and research and development;

•	our ability to collect on advances to sales representatives;

•	our reliance on our three largest customers for a significant percentage of our sales;

•	our ability to effectively grow management;

•	our dependence on key personnel;

•
our ability to establish and maintain a strong brand and our ability to create a greater percentage of our revenues in OTC market which provides us higher margins than sales to government run pharmacies in hospitals;

•	the ability of our products to effectively compete with those of our competitors;

•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;

•	our ability to collect on trade receivables;

•	our ability to develop and market new products, including those with high profit margins;

•	additional products being subject to price controls by the Chinese government;

•	protection of our intellectual property rights;

•	loss of certain tax concessions;

•	our lack of insurance to cover losses due to fire, casualty or theft and our lack of Directors and Officers Liability Insurance;

•	changes in the laws of the PRC that affect our operations;

•	changes in the foreign currency exchange rate between U.S. dollars and Renminbi;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	a downturn in the economy of the PRC or inflation in the PRC;

•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;

•	volatility of the market for our common stock;

•	the possibility of substantial sales of our common stock;

•	influence of our principal stockholder;

•	cooperation of the minority shareholder of our principal operating subsidiary; and

•
Cost overruns, to the extent they occur, in connection with the outfitting of Shenghuo Plaza or in the marketing and sales budget to achieve a successful launch; failure to complete Shenghuo Plaza in a timely manner or within budget; inability to meet hotel room occupancy projections and at projected rates; and failure to achieve ancillary revenues from the restaurant, and banquet and entertainment facilities within Shenghuo Plaza.

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

PART I

ITEM 1. BUSINESS.

Unless the context otherwise requires, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” as used throughout this report refer to China Shenghuo Pharmaceutical Holdings, Inc., our 94.95%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”), and Shenghuo China’s subsidiaries organized under the laws of the People’s Republic of China (“PRC” or “China”): Kunming Shenghuo Medicine Co., Ltd. (99% interest), Kunming Pharmaceutical Importation and Exportation Co., Ltd. (99% interest), Kunming Shenghuo Cosmetics Co., Ltd. (98.18% interest), Kunming Beisheng Science and Technology Development Co., Ltd. (70% interest), which was dissolved on April 23, 2010, Shilin Shenghuo Pharmaceutical Co., Ltd. (wholly-owned) , and Kunming Shenghuo Hotel Management Co., Ltd. (80% interest).

Overview

We were incorporated in the State of Delaware on May 24, 2005. We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 90.9% of our sales for the year ended December 31, 2010.

We have expanded our real estate owned and deployed in our pharmaceutical operations by 107,231 square feet. This is a result of the construction of our 29,212 square feet new 7-storey office building for our executives and administrative staff. We also built a 78,020 square feet 7-storey adjacent building to be used as a training facility for sales and marketing team, 12 Ways team and our staff’s continuing education. We intend to rent out 3 storeys of that building which are not devoted to employee training. These two new office buildings were built at a cost of approximately RMB 42 million (approximately $6.3 million) by using cash flow from our operations and are debt free.

With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17 storeys totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center. In addition, 12 Ways beauty products will be prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The balance of Shenghuo Plaza is used as a 4-star business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. Shenghuo Plaza has begun trial operations since January 2011 with certain interior decorating and outfitting being carried out on those floors not yet ready for guest occupancy. As of December 31, 2010, we incurred a cost of approximately RMB 59.0 million (approximately $8.9 million) to build Shenghuo Plaza. Of the $8.9 million, $6.3 million came from cash flow from our pharmaceutical operations and $2.6 million are bank loans we borrowed. While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB 250 million (approximately $37.7 million). We expect Shenghuo Plaza to generate approximately RMB 8 million (approximately $1.2 million) in annual net income commencing with the fiscal year of 2011. This cash flow will allow us to support our R&D development and otherwise advance our pharmaceutical operations.

We are also expanding into the businesses of wellness tourism. On April 30, 2009, we formed Shilin Shenghuo Pharmaceutical Co., Ltd. as a wholly owned subsidiary for the purpose of purchasing or leasing land to build our own medicinal herb planting base. On September 8, 2010, we signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to lease a piece of land located near the Stone Forest which has been recognized as world natural heritage. With an area of 437.9 acres (2,658 Mu), the land will be used to construct a Traditional Chinese Medicine-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). In the Resort, approximately 250.4 acres (1,520 Mu) will be devoted to planting suitable-for-cultivating Sanchi and other medicinal herbs for use in the production of our medicinal products in 2011. The rest of the property will be used to build exhibition facilities which emphasize TCM culture, a temple, a TCM museum and apartments for elderly people.

Market Focus

Since our founding, we have focused primarily on the development of products to serve three major markets - cardiovascular and cerebrovascular disease, peptic ulcer disease and health products. Our goal has been to focus on the development of pharmaceutical products and over-the-counter products based on traditional Chinese medicines designed to address these areas.

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

Products

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our three major suppliers of Sanchi plant are Wenshan Qiyuan Trade Co., Ltd., Wenshan Jian Yuan Traditional Chinese Medicine Materials Trade Co., Ltd., and the Wenshan Qidan Pharmaceutical Cooperation, accounting for 40%, 16% and 7% of our Sanqi supply for the year ended December 31, 2010, respectively.

Pharmaceutical Products

Our pharmaceutical product, the Xuesaitong Soft Capsules, is marketed under the Lixuwang brand name and other products are marketed under the Shenhuo brand name, which has been granted Famous Trademark status in Yunnan Province.  Famous Trademark is granted by the Administration of Industry and Commerce of Yunnan Province after being approved by the Provincial Brand Attestation Council. This trademark indicates that the Company and its products under Shenhuo brand name have the support of the provincial government of Yunnan Province as a provincial leading enterprise and its product has a strong reputation in quality, after-sale services and market sales. “Lixuwang”, the trademark of Xuesaitong Soft Capsules, was awarded the Chinese Well-Known Trademark Honor by the State Administration for Industry and Commerce of China in 2010. This prestigious award recognizes Xuesaitong’s market leading position; gives China Shenghuo access to additional government grants and the green path in anti-counterfeit campaign; and increases the value of this significant intangible asset. The following is a list of our approved pharmaceutical products and their intended uses:

Product Name	Intended Use
Xuesaitong Soft Capsules
Designed to invigorate the circulation of blood and improve microcirculation. Used for the treatment of symptoms of cardiovascular and cerebrovascular disease, such as angina pectoris, strangulation, squeezing and crushing of chest, acute and chronic peripheral vascular-metabolic disorders, brain occlusion, occlusion of retina central vein, acute and chronic cerebral vascular-metabolic disorders caused by arteriosclerosis. This product accounted for approximately 90.9% of our sales for the year ended December 31, 2010.

Qiye Shen’an Tablets	Designed to help relieve headache, insomnia, and palpitation. Designed to invigorate the circulation of blood, improve microcirculation and improve liver functionality.

Banlangen Tablets/Grains	Designed for the treatment of parotitis, pharyngitis, mastitis, swollen and sore throat due to cold and influenza.

Bergenini Tablets	Designed to help relieve cough and phlegm due to bronchial ailments.

Huangtengsu Tablets (film tablets)/Soft Capsules	Designed to treat the symptoms of dysentery, enteritis, respiratory tract infections, uncomplicated urethral, surgery infections and conjunctivitis.

Danshen Tablets	Designed to regulate blood circulation and treat the symptoms of blood stasis. Designed to treat the symptoms of coronary arteriosclerosis, angina pectoris and hyperlipemia.

Triperygium hypoglaucum Hutch Tablets	An immunosuppressant designed to treat the symptoms of rheumatoid arthritis.

Luotongding Tablets	Designed to reduce visceral pain, headache, and cramping.

Siji Sanhuang Tablets	Designed to relieve inflammation and alleviate fever, commonly in connection with pharyngitis.
Sulfadiazine Silver Ointment	Designed to the treatment or the prevention of infections related to burns.
Paracetamol Caffeine and Aspirin Powders	Designed to treat headaches, migraines and fevers caused by influenza and cold.

Tianqi Tongjing Capsules	Designed to treat dysmenorrhea and emmeniopathy caused by colds.

Yinhuang Capsules	Designed to relieve inflammation and sore of throat.
Rhizoma Aspidii and Chinese Wampi leaf Grains	Designed to treat effects of fever, aversion, headache, cough with excessive sputum.
Radix Polygoni Multiflori Capsules	Designed to treat effects of weakness of the kidney and liver, fatigue, and dizziness due to blood deficiencies.
Jinqiancao Tablet	Designed to eliminate dampness and heat, treating stranguria and reducing swelling.

Vitamin AD Soft Capsules	Designed to treat deficiencies of Vitamin A and D.

Vitamin C Tablets	Designed to treat deficiencies of Vitamin C.

Vitamin B6 Tablets	Designed to treat deficiencies of Vitamin B6.

Vitamin E Soft Capsules	Designed to treat deficiencies of Vitamin E.

New drug pipeline

•
Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, after which the phase II exploratory and enhanced clinical trials have commenced and completed in 2010.  However, due to the changes in clinical trials requirements, presently we are still making preparations for the phase III clinical trials which will be conducted in the second quarter of 2011. We anticipate Phase III clinical trials will be completed by the first half of 2012, after that the application for production approval will start. We expect to obtain production approval by the end of 2012 or the beginning of 2013. We expect to incur an estimated cost of approximately RMB 4 million (approximately $0.59 million) to run Phase III clinical trials in 2011 and 2012.

•
Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. We are planning to apply for clinical trials for it to State Food and Drug Administration (SFDA). Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2013. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time.  We expect to incur approximately RMB 300,000 (approximately $44,310) in 2011 and approximately RMB 2 to 3 million (approximately $0.3 million to $0.4 million) in 2012 and 2013 in connection with clinical trials.

•
Sh1002 - is designed to treat one of complications of diabetes mellitus: retinal vascular lesions. We submitted Investigational New Drug Application (IND) for Sh1002 to FDA in October 2010 and have been approved to start IND study after December 24, 2010. The application for clinical trials for Sh1002 in America has also been approved by FDA and the Phase I clinical trial is expected to start in April 2011. We plan to conduct the Phase I and Phase II clinical trials in America and then license our technology to a foreign pharmaceutical company, while retaining the China domestic marketing and the global manufacturing right of Sh1002. We expect to incur approximately $300,000 for Phase I clinical trial in 2011 and approximately $2 million for Phase II clinical trial in 2012.

Health and Food Products

We offer a wide array of over-the-counter supplements as well as vitamin capsules and pills. The following are some of our non-prescription products and their intended uses. We have received government approval and currently market each of the supplements listed below.

Product Name	Intended Use
SHEN HUO Beauty Soft Capsules	Health food designed to help with balancing water in the body.

SHEN HUO Brighten Soft Capsules	Health food designed to help promote healthy skin affected by acne

SHEN HUO Immaculacy Soft Capsules	Health food designed to help promote healthy skin affected by spotting.

SHEN HUO Tian Xin Soft Capsules	Health food designed to reduce blood viscosity and improve blood circulation.

Lycopene Soft Capsules	Food product designed to treat side effects of and act as a general deterrent to certain carcinogens.

Oil of Purple Perilla Soft Capsules	Food product designed to treat effects of cough, asthma and astriction.

Soya Lecithin Soft Capsules	Food product designed to treat effects of high blood fat, hypertension and other diseases of cardiovascular and cerebrovascular systems.

Spirulina Soft Capsules	Food product designed to normalize stomach and intestinal functions.

Gingko Seed Soft Capsules	Food product designed to treat effects of asthma and cough and to normalize lung function.

Kudzu Root Soft Capsules	Food product designed to regulate female’s hormone secretion, improving the sleep quality.
Ass Hide Glue Soft Capsules	Food product designed to help promote healthy skin and complexion.

Hawthorn Soft Capsules	Food product designed to promote stomach function.

Yuhe Soft Capsules	Food product designed to help reduce triglyceride and cholesterol.

Panax Notoginseng Powder	Food product designed to treat effects of coronary heart disease, angina and haematemesis.

Panax Notoginseng Flower	Food product designed to treat effects of dizziness, tinnitus, high blood pressure and acute faucitis.

Panax Notoginseng Root	Food product designed to treat effects of coronary heart disease and angina.

ZAO ZAO KANG Natural Spirulina Extract Tablets	Food product designed to help promote immune system.

Jasmine Tea	Food product designed to help and promote healthy skin affected by acne.

Rose Tea	Food product designed to help promote healthy skin and complexion.

Skin-Nourishing Tea	Food product designed to help promote kidney and spleen functions.

Gegen Tablets	Food product designed to help promote the breast development.

Gastrodia Tuber Powder	Food product designed to treat effects of headache, dizziness and numbness.

Honeysuckle Grains	Food product designed to treat effects of common cold, swollen red eyes and skin sore and furuncle.

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

Our anticipated timelines for introduction and marketing of our new drugs depend, in large part, on government approval as well as our experience in the approval process and our communications with the SFDA. Therefore, there is no assurance that such approvals will be obtained at all, or that the anticipated timelines will be met. For instance, we intended to introduce and market certain generic non-prescription supplements such as Fructus Ligustri Lucidi, Radix Astragali Soft Capsules, Ginseng and Pilose Antler Soft Capsules, and Tranquilization Soft Capsules and had applied for approvals that were anticipated to be obtained during 2008.  However, in July 2007, China’s former drug and food safety watchdog chief, Xiaoyu Zheng, was executed after being found guilty of corruption and dereliction of duty. Mr. Zheng’s failure to maintain proper standards and carry out correct pharmaceutical safety inspections led to approval of many medicines that should have been blocked or taken from the market. In order to cure Mr. Zhang’s dereliction, SFDA adapted a series of measures to tighten safety controls and strengthen its safety procedures for the pharmaceutical approval process.  For these reasons, many drugs that had applications pending were forced to carry out re-examination and approvals have been delayed.  In response to this changed regulatory process, the Company determined not to pursue its applications on proposed products further, and instead to shift research and development efforts from making generic drugs to high-tech ones like Wei Dingkang Soft Capsules as well as Dencichine for Injection.

Cosmetic Products

We also offer an expanding line of cosmetic products including lotions, creams and other cosmetic items.  The revenue from cosmetics products was $841,752, accounting for approximately 2.6% of our total sales for the year ended December 31, 2010. We have conducted extensive research and have specifically formulated our cosmetic products to meet the cosmetic and skincare needs of our female consumers. Our “12 Ways™ Chinese Traditional Medicine Beauty Salon Series” (“12 Ways”) is a line of over 100 cosmetic products that includes facial masks and creams, skin and eye creams, and shampoos. Our line of products has acquired production approval to be sold only in China. Each of our cosmetic skincare products contains natural ingredients including herbal anti-irritants and anti-oxidants, as well as Sanchi. Our comprehensive line of skincare includes a mixture of basic products (e.g., creams and gels), treatment products (e.g., firming treatments), specialty helpers (e.g., masks), and beauty supplements. The use of supplements is an important element of skincare, nurturing the skin’s health using vital nutrients. Our cosmetic line combines the strength of several skincare methods to achieve healthy skin and beauty.

We have expanded the geographic region in which our 12 Ways products were sold from our native Yunnan province to a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, and we hope to eventually expand our retail presence across China. As of December 31, 2010, we have opened approximately 1,000 retail specialty counters in more than 50 cities throughout China, including main cities such as Beijing, Nanjing, Hangzhou, Suzhou, Jinan, Weifang, Shenzhen, Zhengzhou, Jiaozuo, Golmud, Zibo, Luzhou, Sanmenxia, Daqing, Lanzhou, Chongqing, Kunming and so on. In addition, we are building a 12 Ways Chinese Herbal Beauty Demonstration Center by using two floors of Shenghuo Plaza. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and other services and train our professional beauticians. Management hopes that the opening of this center and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans. Our line of cosmetic products includes the following food products and health supplements.

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

Shenghuo Plaza and Zhonghuang Hotel

With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business.  Shenghuo Plaza consists of 17 storeys totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and train our professional beauticians. The Company believes this center is helpful to promote 12 Ways’ brand recognition and the sales of 12 Ways cosmetics. In addition, 12 Ways beauty products will be prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The balance of Shenghuo Plaza is used as a business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue.  The hotel is designed as per 4-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. The Company believes that Shenghuo Plaza is a sound investment that will generate cash flow to support the R&D and the pharmaceutical business of the Company. On November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, while Tianzhiheng Hotel Management Co., Ltd. (“Tianzhiheng”) holds a 20% equity interest, to operate the hotel together. Tianzhiheng is a professional hotel management company with rich experiences in hotel operation. The Company believes the cooperation with Tianzhiheng can complement the Company’s lack of experience in hotel management business and help the Company to operate the hotel better. As of December 31, 2010, we incurred a cost of approximately RMB 59.0 million (approximately $8.9 million) to build Shenghuo Plaza. Of the $8.9 million, $6.3 million came from cash flow from our pharmaceutical operations and $2.6 million are bank loans we borrowed. While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB 250 million (approximately $37.7 million). Shenghuo Plaza has begun trial operations since January 2011with certain interior decorating and outfitting being carried out on two of the floors not yet ready for guest occupancy. The other floors are now open to the public on a trial basis. The entire Shenghuo Plaza will be formally open to the public after we obtain our business license. According to the hotel industry practice in China, a hotel is allowed to be in trial operation for about half a year without a business license. In order to get the business license for Shenghuo Plaza, we must obtain the Inner Decoration Examination Certificate, Inner Building Environment Examination Certificate and Building Completion Examination Certificate which we expect to get by the end of this May, and the property ownership certificate which we expect to get in July. With a property ownership certificate, we intend to use Shenghuo Plaza and the two new office buildings as collateral for a new loan amounting to RMB 100 million (approximately $15 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below. We expect Shenghuo Plaza to generate approximately RMB 8 million (approximately $1.2 million) in annual net income commencing with the fiscal year of 2011. This cash flow will allow us to support our R&D development and otherwise advance our pharmaceutical operations.

Xinglin International Health-Preserving Tourist Resort

We are also expanding into the businesses of wellness tourism. On April 30, 2009, we formed Shilin Shenghuo Pharmaceutical Co., Ltd. as a wholly owned subsidiary for the purpose of purchasing or leasing land to build our own medicinal herb planting base. On September 8, 2010, we signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to lease a piece of land located near the Stone Forest which has been recognized as a world natural heritage. With an area of 437.9 acres (2,658 Mu), the land will be used to construct a Traditional Chinese Medicine-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). In the Resort, approximately 250.4 acres (1,520 Mu) are devoted to planting suitable-for-cultivating Sanchi and other medicinal herbs for use in the production of our medicinal products in 2011. The rest of the property will be used to build exhibition facilities which emphasize TCM culture, a temple, a TCM museum and apartments for elderly people.

In an effort to reduce costs of raw materials used in our medicinal products, we expect to grow the medicinal herb Banlangen, which is used in the production of our Banlangen Tablets/Grains, on 164.7 acres (1,000 Mu) and construct green houses in which the medicinal herb Sanqi will ultimately be grown on 3.3 acres (20 Mu) in 2011 within the Resort.

The total operating lease amounts to approximately RMB 30.6 million (equals to approximately $4.6 million) with a lease term of 20 years. Our operating lease commitment is approximately $0.2 million for each of 2011, 2012, 2013 and 2014 and approximately $3.4 million for 2015.

In January of 2011, we submitted the plan of programming and design of the Resort.  It was approved by the Urban and Rural Planning Committee of Shilin County, which consists, among others, of the Secretary of Shilin County Party Committee, the head of Shilin County, deputy head of Shilin County, Construction Bureau, Land and Resource Bureau, Finance Bureau, Environment Protection Bureau of Shilin County and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre and so on, on March, 22, 2011. We anticipate that the whole Resort project will take 5 years to complete.

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

•
Focus on Brand Development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang” - the brand under which our main product “Xuesaitong Soft Capsules” is sold and “Shenhuo” - the brand under which most of our products are sold. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, which we can benefit from by developing and maintaining relationships with professionals within the industry, especially with physicians and hospitals.

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

•
International Growth. In addition to China, we have sold our products in Asian countries such as Indonesia, Singapore, Japan, Malaysia, Thailand and European countries such as the United Kingdom, Tajikistan, Russia and Kyrgyzstan. We hope to expand sales into other countries where our products could be affordable treatment options.

•
Growth of Cosmetics Market Share. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources. We hope that our cosmetics products will account for a larger percentage of our revenue in the future.

In 2010, we insisted in the following four strategies to stabilize and further expand the market for our products: (1) attracting further investment, especially for provinces with low coverage, by implementing a policy of inviting investment, enhancing sales team construction as well as professional training and marketing promotion; (2) developing a plan and budget to expand distribution into the hospitals, which are not selling our products; (3) widening commercial channels by focusing on (i) strengthening the assessment of sales representative/agent’s commercial credits and accounts receivable management, (ii) integrating the resources of commercial channels on the basis of market conditions, and (iii) taking advantage of commercial channels to promote terminal distribution; and (4) expanding the over the counter market, based on the reputation of Lixuwang Soft Capsules, by launching over the counter products to the market, increasing market shares and sales scope and maximizing profit.

Research and Development

As of December 31, 2010, we employed 65 technicians, including 17 senior researchers, 25 mid-level researchers, and 23 junior analysts. The technicians’ specializations include medicine, pharmacology, chemistry, biology, and medicine production equipment. The amount spent for the years ended 2010 and 2009 on research and development is approximately $0.66 million and $0.14 million respectively.

In an attempt to capitalize on the natural resource of Sanchi in Yunnan Province and to develop a strong medical industry in the Yunnan Province, we established an enterprise technology center – Kunming Beisheng Science and Technology Development Company – in cooperation with the Shijia Research Center of Beijing University. However, the project has not generated revenues or conducted operations and on April 23, 2010, the Company got the approval from the government to dissolve Kunming Beisheng Science and Technology Development Company.  Accordingly, the Company has established its own Technology Center, which has been equipped with advanced instruments and has recruited highly educated and experienced senior technicians to carry on the projects intended for the Shijia Research Center, such as developing new techniques of extraction, purification and quality control. Moreover the objectives of our Technology Center are the same as we set with Shijia: modernizing Chinese medicine development techniques; improving technological skill and processing techniques; industrialization of Chinese herbal medicine; creation of intellectual property rights; and deepening research into high-end Yunnan Province medicine. The business scope of the project includes development and technology transfer of bulk pharmaceuticals, prepared Chinese medicine, chemicals, biologicals, health food, and medical cosmetic products; importation of scientific instruments and medical technology, and communication with foreign and domestic research centers.

Establishing the Company owned Technology Center has greatly enhanced the Company’s research and development efforts by encouraging independent innovation, strengthening independent research and development capacity and boosting international competitiveness and reducing research and development expenses.

Marketing and Sales

As of December 31, 2010, our marketing team maintains sales offices in approximately 25 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 693 sales representatives.

Our main customers are regional wholesale companies, who resell our products to local hospitals, drug stores, and other channel distributors. In addition, we sell our products directly to retail drug stores.  89% of Xuesaitong’s sales came from sales in hospitals, while 11 % came from OTC markets. Our three largest customers in 2010 are Guangzhou Medicine Co., Ltd., Yunnan Medicine Co., Ltd., and Tianjin Zhongxing Medicine Co., Ltd. The total sales of our three largest customers accounted for approximately 25.0%, 19.8% and 19.4% of our sales for the years ended December 31, 2010, 2009 and 2008, respectively.

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

We have established sales offices in 25 provinces in China that manage sales representatives according to our internal management rules and sales policy. Because the main product “Xuesaitong Soft Capsules” is sold to hospitals through regional wholesale companies located in the various cities of China and because China has thousands of wholesale companies, we employ a large number of sales representatives to expand into new markets and gain new customers.

Sales representatives will be provided with certain sales targets for a particular period according to set price. The sales representatives who complete the sales task within the prescribed period, will be given greater economic incentives and future cooperation opportunities. According to our sales policy, sales representatives earn commissions from us based on the sale amount and the amount collected. The Company reimburses the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. The Company reimburses the sales representatives their accrued selling expenses when the related accounts receivable are collected. In 2010, we adjusted our commission policy twice according to the market condition.

We believe it is in our-long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Besides Yunnan province where Xuesaitong has its presence many years ago, we started to expand Xuesaitong’s presence into the OTC market in selected areas outside Yunnan province around China since 2009. We developed several main OTC markets in 2010 in provinces such as Jiangsu, Fujian, Guangdong, Hunan, Liaoning, Shandong, Heilongjiang, Guangxi and Zhejiang. The performance of OTC market in Yunnan province is best among these provinces, with a gross sales of Xuesaitong Soft Capsules in the OTC market amounting to approximately $1.3 million. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

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

Competition

The pharmaceutical industry both within China and globally is increasingly competitive and is characterized by rapid and significant technological progress. Our competitors, both domestic and international, include large pharmaceutical companies, universities, and public and private research institutions that currently engage in or may engage in efforts related to the discovery and development of new pharmaceuticals.  Many of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. Our main domestic competitors are Kunming Pharmaceutical (Group) Co. Ltd. and Heilongjiang ZBD Pharmaceutical (Group) Co., Ltd., while main international competitors are Sanofi - Aventis and Bayer.

Competition in the manufacture and sale of medical products for cardiovascular and cerebrovascular disease in China is also intense. There are a large number of companies that are licensed to manufacture and sell these types of medical products in China. Western drugs such as lovastatins and nitroglycerine have more than half of the market share of medications used to treat cardiovascular and cerebrovascular disease in China. Chinese traditional medicines make up the next largest part of the market. On the whole, Chinese patent medicine still generally has many problems such as complex and unclear ingredients, inconsistent quality, slow action and ineffectiveness. As a result, new Chinese medicines tend not to stay on the market for very long.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China, as well as confidentiality procedures and contractual provisions to protect our intellectual property. Our primary product, Xue Saitong Soft Capsules, first received patent protection and production and new medicine certification in 1999 which will continue until April 25, 2012. We also have protections for our technology methods of using Sanchi to help stop bleeding and combination methods, production and function of the medicine to treat intestinal disease. Xue Saitong Soft Capsules receive protections from the SFDA, which will not issue additional drug permits other than those already issued during the protection period. “Lixuwang”, the trademark of Xuesaitong Soft Capsules, was awarded the Chinese Well-Known Trademark Honor by the State Administration for Industry and Commerce of China in 2010. This prestigious award gives China Shenghuo green path in anti-counterfeit campaign and intellectual property protection. We have 24 registered trademarks in China.  Other than the foregoing, we do not have any measures to prevent any infringement of our intellectual property rights.

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

The medicines included in the State Insurance Catalogues are selected by the Chinese government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the State Insurance Catalogue are subject to price control by the Chinese government. The State Insurance Catalogues are supposed to be revised every two years. In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal. The Ministry of Labor and Social Security then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration. Other than completing a normal application process, we have no role in the selection of products for inclusion in the State Insurance Catalog.

In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogues (each, a “PIC”).  A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. Since 2005, our primary product, Xuesaitong Soft Capsules had been listed in Part B of the State Insurance Catalogue.  Xuesaitong Soft Capsules represented approximately 90.9% of our sales for the year ended December 31, 2010.  On July 1, 2010, the updated State Insurance Catalogue became effective.  Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue as it has been since 2005.  Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment remain listed in the updated State Insurance Catalogue.  Patients purchasing medicines included in Part B are entitled to reimbursement of about 90% of the costs of such medicines.  There is an alternative route to achieve a similar result. That is, for Xuesaitong Soft Capsules to be included in the Provincial Insurance Catalog of each of the 31 Chinese provinces. This will allow the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue.

The Company in 2010 applied for provincial listing in 31 provinces. As of March 10, 2011, Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following sixteen provinces and cities: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan.  The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for approximately 72% in 2010 and 66% in 2009.  Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou and Qinghai where it generated sales of approximately 28% in 2010 and 33% for 2009. The 2010 Provincial Insurance Catalog of Ningxia, Tibet and Hainan provinces have not been announced. Thus, Xuesaitong Soft Capsules remains listed on their 2009 Provincial Insurance Catalog and patients continue to be reimbursed. The sales of Xuesaitong Soft Capsules generated in those provinces account for approximately 0.4 % in both 2010 and 2009. Xuesaitong Soft Capsules accounted for about 90.9% of the Company’s revenues in 2010.  The Provincial Insurance Catalogs are normally updated every four years.

Further, the Department of Heath in China, which makes an independent assessment of the drugs available, publishes a “State Essential Drug List” as to what drugs are basic and prevalent and can satisfy the ordinary need for drugs to all the people. Patients purchasing medicines included in the “State Essential Drug List” are entitled to reimbursement of 90% of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. In addition to the State Essential Drug List, each of the 31 Chinese provinces is entitled to add about 100 drugs to the State Essential Drug List.  A drug listed on the provincial list will result in the patient purchasing such drug to receive the same 90% reimbursement. The Company’s Xuesaitong Soft Capsule was listed on the “State Essential Drug List” in 2000 and 2004 and the list is supposed to be updated every four years. Xuesaitong Soft Capsule is not included in the State Essential Drug List now but has been listed in four provinces and cities’ 2010 provincial essential drug list - Yunnan, Henan, Hunan and Tianjin.

Price Controls

The wholesale and retail prices of medicines that are included in the national and provincial insurance catalogs are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, or their provincial price control authorities.  Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan, it is no longer subject to the state price control and provincial price controls in these twelve provinces and the Company has the right to determine the retail price of .Xuesaitong Soft Capsule in these provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the nineteen provinces, its price is still subject to price control administered by the price control authorities in those provinces.

The original price, as approved by the government, was RMB 45 (approximately $6.8) per box of 24 capsules. As of December 31, 2010, its maximum price has been adjusted to RMB 44.2 (approximately $6.7) per box of 24 capsules. Since March 2007, Xuesaitong Soft Capsules has been placed into the category of “Higher Price for Better Quality” by the National Development and Reform Commission (The “NDRC”). Therefore, the drug benefits from price protection and is exempted from price reduction. Moreover, the category has become a standard of choosing medicines for cardiovascular and cerebrovascular disease.

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

Employees

As of December 31, 2010, we had 564 employees and 430 of these are full-time employees and receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 693 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

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

RISKS RELATED TO OUR OPERATIONS

We May Not Be Able To Refinance or Repay Loans We Have Received.

As of December 31, 2010, we had approximately $11.3 million of loans maturing in 2011 (including an aggregate of $5.1 million maturing in May 2011, $6.0 million maturing in August 2011 and $0.2 million to be repaid on demand).  There can be no assurance that we will be able to refinance the loans on acceptable terms or at all, and we do not have at this time the cash necessary to repay the loans as they mature.  If we do not refinance or cannot repay our outstanding loans and we default on our obligations, the lenders can demand accelerated payment and foreclose on collateral, our financial condition would be materially adversely affected, and we could be forced to cease operations.  Furthermore, even if we are able to obtain extensions on our existing loans, such extensions may include operational and financial covenants significantly more restrictive than our current loan covenants, which would adversely affect our plans and business goals.

Although We Achieved Positive Income For The Year Ended December 31, 2010, We Incurred A Net Loss For The Year Ended December 31, 2009, And Our Business Condition Is Uncertain.

Although we have had a history prior to 2008 of positive income, working capital and retained earnings and we realized a net income of approximately $1.2 million for the year ended December 31, 2010, we incurred a net loss for the year ended December 31, 2009 of approximately $6.6 million, and we also recorded working capital deficiency amounting to approximately $15.3 million and approximately $6.9 million in the years ended December 31, 2010 and 2009 respectively. Much of those losses in 2009 were associated with our effort to develop better channels for selling our products with a view to also growing our sales through the over-the-counter (“OTC”) market, in order to realize higher product margins. It is uncertain whether our efforts in that regard will ultimately succeed to the level we envision.

Our Current Business Is Primarily Based On A Single Product, Which Currently Accounts For Approximately 90.9% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

Approximately 90.9% of our sales for the year ended December 31, 2010 comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails or generates materially less sales revenues. If we experience delays, increased expenses, or other difficulties in the manufacture and sale of the Xuesaitong Soft Capsules, or if our licenses and government approvals are revoked to sell the product then we may not be able to generate significant revenues or profitability, and our business and financial condition would be materially adversely affected and we could be forced to cease operations, in which case investors may lose all or part of their investment in our company.

We Rely On A Few Suppliers For Sanchi, The Primary Ingredient in Most of Our Products, And Any Disruption With Our Suppliers Could Delay Product Shipments And Have a Material Adverse Impact on Our Business Operations And Profitability.

Due to the limited availability of Sanchi, we currently rely on a small number of suppliers as our source for Sanchi, the primary raw material that is needed for us to produce our products. We believe that there are few alternative suppliers available to supply the Sanchi plant, and should any of our current suppliers terminate their business arrangements with us or increase their prices of materials supplied, it would delay product shipments and adversely affect our business operations and profitability. In addition, if the suppliers refused to sell Sanchi, or increased the sales prices of Sanchi, this would also have a material adverse impact on the results of operations.  In an effort to reduce costs of Sanchi, in 2011, we expect to construct green houses in which Sanchi will ultimately be grown on the 3.3 acres (20 Mu) within the Resort.  We hope this will reduce our reliance on third party suppliers of Sanchi in the future.  However, since it normally takes three years from the time Sanchi is grown until the first yield is realized, we will continue to be dependent on third party suppliers in the immediately future.

If Our Primary Product Is Replaced By Other Medicines, Is Removed From China’s Insurance Catalogue In The Future, Or Cannot be Listed on Key Independent Insurance Catalogues of the Various Provinces, Our Revenue Will Suffer Substantially.

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the insurance catalogues, which include the State Insurance Catalogue and the insurance catalogues of various provinces (“PIC”), may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the State Insurance Catalogue or the PICs. Since 2005, our main, Xuesaitong Soft Capsules, had been listed in the State Insurance Catalogue. The content of the State Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the State Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the State Insurance Catalogue. Xuesaitong Soft Capsules accounted for approximately 90.9% of our sales for the year ended December 31, 2010. On July 1, 2010, the updated State Insurance Catalogue became effective. Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue as it has been since 2005.  However, if Xuesaitong Soft Capsules is included in the Provincial Insurance Catalog of each of the 31 Chinese provinces, this will allow the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue.  As of March 10, 2011, Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following sixteen provinces and cities: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan.  The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for approximately 72% in 2010 and 66% in 2009.  Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou and Qinghai, where it generated sales of approximately 28% in 2010 and 33% for 2009. The 2010 Provincial Insurance Catalog of Ningxia, Tibet and Hainan provinces have not been announced. Thus, Xuesaitong Soft Capsules remains listed on their 2009 Provincial Insurance Catalog and patients continue to be reimbursed. The sales of Xuesaitong Soft Capsules generated in those provinces account for approximately 0.4 % in both 2010 and 2009.  Should the Company fail to receive provincial approval in the major provinces in which it is sold, such failure could have a material adverse impact on the Company.

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

We May Have Difficulty Establishing Adequate Management, Legal And Financial Controls In The PRC.

PRC companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls, and computer, financial and other control systems. In addition, we have had difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC, including employees trained in US GAAP. As a result of these factors, we have had and continue to have difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. We have experienced difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, resulting in significant deficiencies and material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  This occurred in 2008, and caused the restatement of our financial statements for fiscal 2007 and the first quarter of 2008, and the temporary suspension of trading in our stock on the NYSE Amex. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Our Three Largest Customers Account For A Significant Percentage of Our Sales. We Cannot Be Certain That These Sales Will Continue; If They Do Not, Our Revenues Will Likely Decline.

Our three largest customers accounted for approximately 25.0%, 19.8% and 19.4% of our sales for the years ended December 31, 2010, 2009 and 2008, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations.

The rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2010, we had 430 full-time, salaried employees, in addition to our employment of over 693 sales representatives who are paid on a commission basis. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Currently, two of our products, Wei Dingkang Soft Capsules and Dencichine for Injection, have pending applications with the SFDA. Phase II exploratory and enhanced clinical trials for Wei DingKang have been completed in 2010 and Phase III will start around the second quarter of 2011. The pharmacology and toxicology studies of Dencichine for Injection are almost finished and we are planning to apply for clinical trails for it with the State Food and Drug Administration (SFDA). Clinical trails may take a significant amount of time.  In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. The Chinese Military Medical Institute performs these tests. The risk is that if we do not receive timely approval for either of these drugs, then production will be delayed and sales of the products cannot be planned for.

If All Or A Significant Portion Of Our Customers With Trade Receivables Fail To Pay All Or Part Of The Trade Receivables Or Delay The Repayment, Our Net Income Will Decrease And Our Profitability Will Be Adversely Affected.

As of December 31, 2010, our accounts and notes receivable (less allowance for doubtful accounts of approximately $2.3 million) were approximately $11.5 million. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than that for other industries. Our estimated average collection period for the year ended December 31, 2010 was 90 to 140 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected, and our liquidity will be adversely affected.

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

Our Primary Product Is Subject To Price Controls By The China Government, Which May Affect Both Our Revenues And Net Income.

The laws of the PRC provide for the government to fix and adjust prices. Our primary product Xuesaitong Soft Capsules was subject to price controls which affected our gross profit, gross margin and net income.  Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan, it is no longer subject to the state price control and provincial price controls in these twelve provinces and the Company has the right to determine the retail price of .Xuesaitong Soft Capsule in these provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the nineteen provinces, its price is still subject to price control administered by the price control authorities in those provinces.

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

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We also obtained pharmaceutical products and health food GMP certificates. The pharmaceutical production permit and GMP certificates are valid for a term of five years and the health food certifications are valid for four year terms, and each must be renewed before their expiration. We originally obtained our Medicine Production Permit on November 4, 1996, which is valid until December 31, 2015.  The Medicine Production Permit applies to products described as tablet, granule, capsule, soft capsule, powder, ointment and medicinal. If the permit expires without renewal, we will not be able to operate medicine production which will cause our operations to be terminated.

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

We Expect to Lose Certain Preferential Tax Concessions, Which May Cause Our Tax Liabilities To Increase And Our Profitability To Decline.

We enjoy preferential tax concessions in the PRC as a high-tech enterprise. We had a tax preference for 2008, as determined by the PRC government and the regional tax authorities. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (the “EIT Law”), under which domestic-invested enterprises and foreign-invested entities will be subject to enterprise income tax at a uniform rate of 25% unless they qualify under certain limited exceptions.  The new law became effective on January 1, 2008.  During the transition period for enterprises established before March 16, the tax rate will gradually increase starting in 2008 and will be equal to the new tax rate in 2012. The Company is qualified to enjoy preferential tax rate under relevant PRC tax laws and regulations, with effective income tax rate of 10% in 2009, 11% in 2010 and 12% in 2011. From 2012, we will be subject to income tax at a rate of 25%. All subsidiaries which are non-manufacturers will be subject to the EIT Law at a rate of 25%.

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

We Do Not Carry Insurance To Cover Any Losses Due To Fire, Casualty Or Theft At Our Production Facility Located In Kunming, China.

We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects

We Do Not Carry Directors And Officers Liability Insurance To Cover Any Expenses And Losses Due To Lawsuits Related To Financial Reporting Errors. Our Indemnification Obligations Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

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

We Are Expanding Into the Hotel Management and Wellness Tourism Business of Which We Don’t Have Prior Experience.

In December 2010, we substantially finished the construction of the 17-storey Shenghuo Plaza. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center. The balance of Shenghuo Plaza is used as a 4-star business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. The Company also plans to develop a Traditional Chinese Medicine-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”).  We do not have any track record in the hotel , hospitality and wellness tourism business and there can be no assurance that we will be successful in attracting the business clientele or tourists we are seeking, meeting hotel room occupancy projections and at projected rates and achieving ancillary revenues from the restaurant and entertainment facilities within Shenghuo Plaza. The successful opening and operation of Shenghuo Plaza and the Resort is subject to various contingencies, many of which are beyond our control. These contingencies include, among others, the ability to: purchase and negotiate acceptable lease terms, secure required governmental permits and approvals, generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our plans, hire, train and retain qualified personnel and the successful integration of this new line of business into our existing operations.  Any failure to successfully operate Shenghuo Plaza could have a material adverse effect on our results of operations. In addition, our plan to develop the Resort will place increased demands on our operational, managerial and administrative resources. The planned expansion may not produce the revenues, earnings, or business synergies that we anticipate which could cause our business and financial condition to be materially and adversely affected.

To mitigate the risk, on November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, and Tianzhiheng holds 20% equity interest, to operate Zhonghuang Hotel together. Tianzhiheng is a professional hotel management company with extensive experience in hotel management. We believe the cooperation with Tianzhiheng can complement our lack of experience in hotel management business.

Shenghuo Plaza Is In Trial Operation Now.  We May Not Be Able to Get the Property Ownership Certificate and Business License As Promptly As We Expected. Any Delay or Failure to Get Them Will Have An Adverse Impact on Our Operation of the Shenghuo Plaza and Our Ability to Use the Shenghuo Plaza As a Collateral for Any of the Bank Loans We Borrow.

We substantially completed the construction of Shenghuo Plaza at the end of 2010.  Shenghuo Plaza consists of 17 storeys, two of which are to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center and the balance is used as a 4-star business hotel-Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue.  As of December 31, 2010, we incurred a cost of approximately RMB 59.0 million (approximately $8.9 million) to build Shenghuo Plaza. Of the $8.9 million, $6.3 million came from cash flow from our pharmaceutical operations and $2.6 million are bank loans we borrowed.  While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB 250 million (approximately $37.7 million).

Shenghuo Plaza has begun trial operations since January 2011with certain interior decorating and outfitting being carried out on two of the floors not yet ready for guest occupancy. The other floors are now open to the public on a trial basis. The entire Shenghuo Plaza will be formally open to the public after we obtain our business license.  According to the hotel industry practice in China, a hotel is allowed to be in trial operation for about half a year without a business license. In order to get the business license for Shenghuo Plaza, we must obtain the Inner Decoration Examination Certificate, Inner Building Environment Examination Certificate and Building Completion Examination Certificate which we expect to get by the end of this May, and the property ownership certificate which we expect to get in July. With a property ownership certificate, we intend to use Shenghuo Plaza as collateral for a new loan amounting to RMB 100 million (approximately $15 million) to finance the Xinglin International Health-Preserving Tourist Resort. However, in order to get a property ownership certificate of Shenghuo Plaza, we must obtain the Inner Decoration Examination Certificate, Inner Building Environment Examination Certificate and Building Completion Examination Certificate first. There is no assurance that we will get the three certificates, the property ownership certificate, or the business license within the time frame mentioned above.  Any delay or failure to get them will have an adverse impact on our operation of the Shenghuo Plaza and our ability to use the Shenghuo Plaza as a collateral for any of the bank loans we borrow.

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

The Ability Of Our Chinese Operating Subsidiaries To Pay Dividends May Be Restricted Due To Foreign Exchange Control Regulations Of China.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and substantially all of our revenues are generated in China, our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China.  Under the current unified floating exchange rate system, the People’s Bank of China (“PBOC”) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIE’s, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits into foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Reminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating subsidiaries are FIEs to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

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

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. According to the National Bureau of Statistics of China, the inflation rate in China reached a 4.8% in 2007 and increased to a high point of 5.9% in 2008. In 2010, the inflation rate is 3.3%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

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

A renewed outbreak of severe acute respiratory syndrome, avian flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales occur, could have a negative effect on our operations. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations;

•	the sickness or death of our key officers and employees; and

•	a general slowdown in the Chinese economy.

•	Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A Downturn In The Economy Of The PRC May Slow Our Growth And Profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices. The downturn in the Chinese economy and worldwide in 2008, 2009 and 2010 has had an adverse impact on the financial condition of patients and hospitals, which in turn affects our pharmaceutical sales and collection of trade receivables.

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

One of the Company’s loan with Shuang Long Branch of Agricultural Bank of China (or ABC), executed on August 24, 2009, is secured by, among other things, a pledge of the Company’s 94.95% shares in Shenghuo China, our main operating subsidiary.  Default by the Company under this loan facility, if not waived or modified, would permit the ABC to accelerate the loan and enforce on the pledged shares, and we may be forced to forfeit part or all of our equity ownership interests in Shenghuo China.  In addition, our stock price may be substantially depressed as a result of the foreclosure or the sales of the pledged shares.

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

On September 22, 2010 the Company received notice from the Exchange Staff indicating that the Company is below certain of the Exchange’s continued listing standards due to the fact that its stockholder’s equity is less than $2,000,000, it has sustained losses from continuing operations, and it has net losses in two out its three most recent fiscal years, as set forth in Section 1003(a)(i) of the NYSE Amex Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange to demonstrate its ability to regain compliance with the continued listing standards by March 22, 2012. On October 29, 2010 and November 29, 2010, the Company presented its plan and responses to supplemental questions to the Exchange.

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the Exchange.

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

The Interests Of The Existing Minority Shareholders In Shenghuo China And Shenghuo Hotel Management May Diverge From Our Own Interests And This May Adversely Affect Our Ability To Manage Shenghuo China And Shenghuo Hotel Management.

Shenghuo China, our principal operating subsidiary, is an equity joint venture in which we directly own a 94.95% interest and Kunming Dian Jiao Investment Consulting Co., Ltd., or Dian Jiao, owns the remaining 5.05% interest.   Shenghuo Hotel Management is an equity joint venture in which we directly own a 80% interest and Kunming Tianzhiheng Hotel Management Co., Ltd., or Tianzhiheng, owns the remaining 20% interest. Dian Jiao or Tianzhiheng’s interests may not be aligned with our interest at all times. If our interests diverge, Dian Jiao or Tianzhiheng may exercise its right under PRC laws and its consent rights to protect its own interest, which may be adverse to us and our investors. Further, should we wish to transfer our equity interest in Shenghuo China or Shenghuo Hotel Management, in whole or in part, to a third-party, Dian Jiao or Tianzhiheng has a right of first refusal under China’s joint venture regulations.

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

Under our joint venture contract with Tianzhiheng, the consent of the other shareholder is required when either of the shareholders transfers all or part of its investment to a third party.

Dian Jiao or Tianzhiheng has thus far been cooperative with us in handling matters with respect to the business of Shenghuo China and Shenghuo Hotel Management respectively. There is no assurance, however, that Dian Jiao or Tianzhiheng will continue to act in a cooperative manner in the future.

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

Weaknesses In Our Internal Controls Over Financial Reporting or Disclosure Controls and Procedures Have Had and May Continue to Have A Material Adverse Effect On Our Business, The Price Of Our Common Stock, Operating Results And Financial Condition.

We are required to establish and maintain appropriate internal controls over financial reporting and disclosure controls and procedures.  In connection with the restatement of our previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 and our assessments of our disclosure controls and procedures under Item 307 of Regulation S-K, management concluded that as of December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting.  Please refer to the discussion under Item 9A, “Controls and Procedures” for further discussion of our material weaknesses as of December 31, 2010.  Should we be unable to remediate those or any other material weaknesses promptly and effectively, such weaknesses could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to the material weaknesses could have a material adverse effect on our business and operating results.

These deficiencies include our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US generally accepted accounting principles (“US GAAP”) standards and SEC rules and regulations. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, are inadequate and were inadequately supervised. The lack of adequate US GAAP review resulted in some material audit adjustments for the year ended December 31, 2010, which were made to adjust taxes payable for tax provision, adjust deferred tax, and record prior year audit adjustments to adjust the allowance for doubtful accounts. We expect to expend a significant amount of funds to address these deficiencies and there is no guarantee that we will be able to resolve these deficiencies, which may result in an adverse impact on our business and operating results and the price of our common stock.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management.

Performing the system and process documentation and evaluation needed to comply with Section 404, Item 307 and Item 308 is both costly and challenging.  During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting under Item 308 of Regulation S-K or effective disclosure controls and procedures under Item 307 of Regulation S-K, which may cause investors to lose confidence in our business and reported financial information and have a material adverse effect on the price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. (“HB&M”). Both the Company and HB&M filed motions to dismiss the complaint, but those motions were denied by the Court. The substantive allegations of the amended consolidated complaint have previously been summarized in disclosures by the Company.

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

On March 18, 2011, the Court issued an Order and Judgment finally approving the Settlement of all claims and dismissing the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Commencing on June 14, 2007, our shares of common stock have been listed for trading on the Exchange under the ticker symbol “KUN.” As of March 24, 2011, we had 10 registered shareholders.

For the year ended December 31, 2010, the high and low sales prices for our common stock are as set forth below. The closing sales price of our common stock on March 24, 2011 was $1.09 per share.

	2010
	High	Low

4th Quarter	$0.95	$0.38
3rd Quarter	0.65	0.34
2nd Quarter	0.95	0.62
1st Quarter	0.96	0.65

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

Equity Compensation Plan

On June 15, 2009, our Board of Directors and stockholders adopted and approved our 2009 Stock Incentive Plan (the “2009 Plan”).  The 2009 Plan allows for awards of stock options for up to 2,000,000 shares of common stock.  As of December 31, 2010, no options to purchase common stock had been granted under the 2009 Plan.

As of December 31, 2010, the following warrants are outstanding:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of China Shenghuo Pharmaceutical holdings Inc. Throughout this document, references to “we,” “our,” the “Company” refer to China Shenghuo Pharmaceutical holdings Inc and its subsidiaries. MD&A should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to repay certain bank loans due in 2011, general economic and business conditions; changes in foreign, political, social, and economic conditions; our expansion into the retail distribution of our cosmetic products; regulatory initiatives and compliance with governmental regulations; the ability to achieve further market penetration and additional customers; and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Refer to the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this report.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 90.9% of our sales for the year ended December 31, 2010 as compared to more than 85% of our sales for the year ended December 31, 2009.

We have expanded our real estate owned and deployed in our pharmaceutical operations by 107,231 square feet. This is a result of the construction of our 29,212 square feet new 7-storey office building for our executives and administrative staff. We also built a 78,020 square feet 7-storey adjacent building to be used as a training facility for sales and marketing team, 12 Ways team and our staff’s continuing education.  We intend to rent out 3 storeys of that building which are not devoted to employee training. These two new office buildings were built at a cost of approximately RMB 42 million (approximately $6.3 million) by using cash flow from our operations and are debt free.

Shenghuo Plaza and Zhonghuang Hotel

With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17-storey totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and train our professional beauticians. The Company believes this center is helpful to promote 12 Ways’ brand recognition and the sales of 12 Ways cosmetics. In addition, 12 Ways beauty products will be prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The balance of Shenghuo Plaza is used as a business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue.  The hotel is designed as per 4-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. The Company believes that Shenghuo Plaza is a sound investment that will generate cash flow to support the R&D and the pharmaceutical business of the Company. On November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, while Tianzhiheng Hotel Management Co., Ltd. (“Tianzhiheng”) holds 20% equity interest, to operate the hotel together. Tianzhiheng is a professional hotel management company with rich experiences in hotel operation. The Company believes the cooperation with Tianzhiheng can complement the Company’s lack of experience in the hotel management business and help the Company to operate the hotel better. As of December 31, 2010, we incurred a cost of approximately RMB 59.0 million (approximately $8.9 million) to build Shenghuo Plaza. Of the $ 8.9 million, $6.3 million came from cash flow from our pharmaceutical operations and $2.6 million are bank loans we borrowed.  While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB 250 million (approximately $37.7 million). Shenghuo Plaza has begun trial operations since January 2011 with certain interior decorating and outfitting being carried out on those floors not yet ready for guest occupancy. The other floors are now open to the public on a trial basis. The entire Shenghuo Plaza will be formally open to the public after we obtain our business license. According to the hotel industry practice in China, a hotel is allowed to be in trial operation for about half a year without a business license.  In order to get the business license for Shenghuo Plaza, we must obtain the Inner Decoration Examination Certificate, Inner Building Environment Examination Certificate and Building Completion Examination Certificate which we expect to get by the end of this May, and the property ownership certificate which we expect to get in July. With a property ownership certificate, we intend to use Shenghuo Plaza and the two new office buildings as collateral for a new loan amounting to RMB 100 million (approximately 15 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below. We expect Shenghuo Plaza to generate approximately RMB 8 million (approximately $ 1.2 million) in annual net income commencing with the fiscal year of 2011. This cash flow will allow us to support our R&D development and otherwise advance our pharmaceutical operations.

Xinglin International Health-Preserving Tourist Resort

We are also expanding into the businesses of wellness tourism. On April 30, 2009, we formed Shilin Shenghuo Pharmaceutical Co., Ltd. as a wholly owned subsidiary for the purpose of purchasing or leasing land to build our own medicinal herb planting base. On September 8, 2010, we signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to lease a piece of land located near the Stone Forest which has been recognized as a world natural heritage. With an area of 437.9 acres (2,658 Mu), the land will be used to construct a Traditional Chinese Medicine-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). In the Resort, approximately 250.4 acres (1,520 Mu) are devoted to planting suitable-for-cultivating Sanchi and other medicinal herbs for use in the production of our medicinal products in 2011. The rest of the property will be used to build exhibition facilities which emphasize TCM culture, a temple, a TCM museum and apartments for elderly people.

In an effort to reduce costs of raw materials used in our medicinal products, we expect to grow the medicinal herb Banlangen, which is used in the production of our Banlangen Tablets/Grains, on 164.7 acres (1,000 Mu) and construct green houses in which the medicinal herb Sanqi will ultimately be grown on 3.3 acres (20 Mu) in 2011 within the Resort.

The total operating lease amounted to approximately RMB 30.6 million (equals to approximately $ 4.6 million) with a lease term of 20 years. Our operating lease commitment is approximately $0.2 million for each of 2011, 2012, 2013 and 2014 and approximately $3.4 million for 2015.

In January of 2011, we submitted the plan of programming and design of the Resort.  It was approved by the Urban and Rural Planning Committee of Shilin County, which consists of, among others, the Secretary of Shilin County Party Committee, the head of Shilin County, deputy head of Shilin County, Construction Bureau, Land and Resource Bureau, Finance Bureau, Environment Protection Bureau of Shilin County and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre and so on, on March, 22, 2011. We anticipate that the whole Resort project will take 5 years to complete.

New drug pipeline

•
Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, after which the phase II exploratory and enhanced clinical trials have commenced and completed in 2010.  However, due to the changes in clinical trials requirements, presently we are still making preparations for the phase III clinical trials which will be conducted in the second quarter of 2011. We anticipate Phase III clinical trials will be completed by the first half of 2012, after that the application for production approval will start. We expect to obtain production approval by the end of 2012 or the beginning of 2013. We expect to incur an estimated cost of approximately RMB 4 million (approximately $0.59 million) to run Phase III clinical trials in 2011 and 2012.

•
Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. We are planning to apply for clinical trials for it to State Food and Drug Administration (SFDA). Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2013. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time.  We expect to incur approximately RMB 300,000 (approximately $44,310) in 2011 and approximately RMB 2 to 3 million (approximately $0.3 million to $0.4 million) in 2012 and 2013 in connection with clinical trials.

•
Sh1002 - is designed to treat one of complications of diabetes mellitus: retinal vascular lesions. We submitted Investigational New Drug Application (IND) for Sh1002 to FDA in October 2010 and have been approved to start IND study after December 24, 2010. The application for clinical trials for Sh1002 in America has also been approved by FDA and the Phase I clinical trial is expected to start in April 2011. We plan to conduct the Phase I and Phase II clinical trials in America and then license our technology to a foreign pharmaceutical company, while retaining the China domestic marketing and the global manufacturing right of Sh1002. We expect to incur approximately $300,000 for Phase I clinical trial in 2011 and approximately $2 million for Phase II clinical trial in 2012.

On September 22, 2010 the Company received notice from NYSE Amex LLC (the “NYSE Amex” or “Exchange”)   Staff indicating that the Company is below certain of the Exchange’s continued listing standards due to the fact that its stockholder’s equity is less than $2,000,000, it has sustained losses from continuing operations, and it has net losses in two out its three most recent fiscal years, as set forth in Section 1003(a)(i) of the NYSE Amex Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange to demonstrate its ability to regain compliance with the continued listing standards by March 22, 2012. On October 29, 2010 and November 29, 2010, the Company presented its plan and responses to supplemental questions to the Exchange.

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period.  As of December 31, 2010, the stockholder’s equity reached approximately $2.0 million and the Company has regained compliance with the continued listing standards ahead of more than one year.

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

With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang” - the brand under which our main product “Xuesaitong Soft Capsules” is sold and “Shenhuo” - the brand under which most of our products are sold. “Lixuwang”, the trademark of Xuesaitong Soft Capsule, was awarded the Chinese Well-Known Trademark Honor by the State Administration for Industry and Commerce of China in 2010. This prestigious award gives China Shenghuo green path in anti-counterfeit campaign and intellectual property protection. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, and we believe we can benefit from developing and maintaining relationships with professionals within the industry, especially physicians and hospitals.

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the State Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 90.9% of our sales for the year ended December 31, 2010.  In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogue (each, a “PIC”). A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which takes effect on July 1, 2010, and the Xuesaitong Soft Capsules will no longer be listed. At present, it has been announced that Banlangen Tables, Dansheng Tables and Sulfadiazine Silver Ointment have already been approved to be listed in the newly announced State Insurance Catalogue. The Ministry of Labor and Social Security in China plans to update the State Insurance Catalogue every two years, but since 2000, the catalog has been updated only twice.

In order to mitigate the negative impact the removal from the State Insurance Catalogue may have on the Company, we have been coordinating with various provinces to list the Xuesaitong Soft Capsules on the various PICs and so far, Xuesaitong Soft Capsule is listed on sixteen provinces or cities’ PIC, the sales from these provinces or cities accounted for approximately 72% of our total sales of Xuesaitong in 2010.

Further, the Department of Heath in China, which makes an independent assessment of the drugs available, publishes a “State Essential Drug List” as to what drugs are basic and prevalent and can satisfy the ordinary need for drugs to all the people. Patients purchasing medicines included in the “State Essential Drug List” are entitled to reimbursement of 90% of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. In addition to the State Essential Drug List, each of the 31 Chinese provinces is entitled to add about 100 drugs to the State Essential Drug List.  A drug listed on the provincial list will result in the patient purchasing such drug to receive the same 90% reimbursement. The Company’s Xuesaitong Soft Capsule was listed on the “State Essential Drug List” in 2000 and 2004 and the list is supposed to be updated every four years. Xuesaitong Soft Capsule is not included in the State Essential Drug List now but has been listed in four provinces and cities’ 2010 provincial essential drug list - Yunnan, Henan, Hunan and Tianjin.

Xuesaitong Soft Capsules are subject to wholesale and retail price controls by the Chinese government, and are primarily sold in China, and are also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the State Food and Drug Administration (“SFDA”) as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Our three largest customers are Guangzhou Medicine Co., Ltd.;Yunnan Medicine, Co.,Ltd. and Tianjin Zhongxing Medicine Co., Ltd., all of which accounted for 9.4%, 7.9% and 7.7% of our sales for the year ended December 31, 2010.

As of December 31, 2010, our medicine marketing team maintains sales offices in approximately 25 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 693 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other potential customers to expand the distribution and presence of our non-prescription brands and cosmetics.

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

According to data from the China State Statistical Bureau, the total retail sales of Traditional Chinese Medicine (“TCM”) and western medicines in China grew 23.5% on a year-over-year basis in 2010. This growth was driven by a number of favorable factors including the reform of the medical system in China, improving standards of living from an increase in disposable income, an aging population, the improving access and higher participation in the State Basic Medical Insurance System, and the increase in government spending on public health care.

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

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of December 31, 2009, we have opened approximately 1000 retail specialty counters in more than 50 cities throughout China, including main cities such as Beijing, Nanjing, Hangzhou, Suzhou, Jinan, Weifang Shenzhen and Zhengzhou, Jiaozuo, Golmud, Zibo, Luzhou, Sanmenxia, Daqing, Lanzhou, Chongqing, Kunming and so on. In addition, we are building a 12 Ways Chinese Herbal Beauty Demonstration Center by using two floors of Shenghuo Plaza. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and other services and train our professional beauticians. Management hopes that the opening of this center and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

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

On June 18, 2007, the Board of Shenghuo China resolved to increase the registered capital of Shenghuo China by $734,348 from $9,665,017 to $10,399,365. As a result, we own approximately 94.95% of the equity interests of Shenghuo China, and Kunming Dian Jiao Investment Consulting Co., Ltd.  (“Dian Jiao”) owns approximately 5.05% of the equity interests of Shenghuo China.

Shenghuo China owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd., a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd., a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd., and a 70% interest in Kunming Beisheng Science and Technology Development Co., Ltd.

On April 30, 2009, Shenghuo formed Shi Lin Shenghuo Pharmaceutical Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of December 31, 2010, Shi Lin had not started its operation.

On April 23, 2010, the Company obtained the approval from the government to dissolve Kunming Beisheng Science and Technology Development Co., Ltd (“Beisheng”), a 70% owned subsidiary of CSPH. As Beisheng has not generated revenues or conducted operations, there was no material effect on consolidated financial statements of the Company.

On November 15, 2010, Shenghuo formed Kunming Shenghuo Hotel Management Co., Ltd.(“Hotel”). According to the investment agreement with an independent third party, Shenghuo holds 80% equity interest in Hotel. Hotel was formed to run the hotel business. As of December 31, 2010, Hotel had not started its operation.

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

Income Taxes and Tax Valuation Allowances

We follow Statement of Accounting Standard Codification (“ASC”) Topic 740 “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009	Change ($)	Variance (%)
Sales	$32,697,195	$36,001,915	$(3,304,720)	(9)%
Cost of goods sold	11,198,736	9,887,969	1,310,767	13%
Gross profit	21,498,459	26,113,946	(4,615,487)	(18)%
Operating expenses:
Selling expenses	15,715,325	26,281,103	(10,565,778)	(40)%
General and administrative expenses	3,638,445	6,920,489	(3,282,044)	(47)%
Research and development expenses	656,225	139,944	516,281	369%
	20,009,995	33,341,536	(13,331,541)	(40)%
Income (loss) from operations	1,488,464	(7,227,590)	8,716,054	(121)%

Other income (expenses):	(104,968)	(623,645)	518,677	(83)%
Income (loss) before income tax	1,383,496	(7,851,235)	9,234,731	(118)%
Income tax benefit (expense)	(105,764)	1,053,980	(1,159,744)	(110)%
Net income (loss) before allocation to non-controlling interests	1,277,732	(6,797,255)	8,074,987	(119)%
Less: net income (loss) attributable to non-controlling interests	60,878	(243,534)	304,412	(125)%
Net income (loss) attributable to stockholders	$1,216,854	$(6,553,721)	7,770,575	(119)%
Basic and diluted earnings (loss) per share	$0.06	$(0.33)	0.39	(118)%
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400	-	-

Fiscal Years Ended December 31, 2010 and 2009

Sales: Sales for the year ended December 31, 2010 were approximately $32.7 million, a decrease of approximately $3.3 million, or 9%, from approximately $36.0 million for the year ended December 31, 2009. The decrease was mainly due to the Company adjusted its sales commission policy to decrease the commission to sales representatives, which led to the decrease of the sales in this year.

Since the spring of 2010, we faced a challenge of insufficient supply of our major material - Sanqi in Yunnan Province, where has suffered the worst drought in 50 years from last autumn to this spring. The output of Sanqi decreased sharply, resulting in the price of Sanqi increased remarkably. In order to release the pressure from increasing cost, the Company decided to adjust its sales commission policy to decrease the commission to sales representatives by 10% as compared to that in the first quarter, which led to the decrease of the sales. The commission policy is subject to adjustment from time to time according to the sales in the market. The Company in August has slightly increased its sales commission, as a result of a slight decrease in its cost of Sanqi.

Cost of sales: Our cost of sales for the year ended December 31, 2010 was approximately $11.2 million, an increase of approximately $1.3 million, or 13%, from approximately $9.9 million for the year ended December 31, 2009. The increase in cost of sales was primarily due to the increase of the price of our main raw material which was caused by serious drought offset by the decreased sale volume.

Gross profit: Our gross profit for the year ended December 31, 2010 was approximately $21.5 million as compared with approximately $26.1 million for the year ended December 31, 2009. Gross profit as a percentage of revenues was approximately 65.8% for the year ended December 31, 2010, a down of 6.7% from 72.5 % for the year ended December 31, 2009. The decrease in gross profit percentage was primarily due to the increasing price of raw material.

Selling expenses: Selling expenses were approximately $15.7 million for the year ended December 31, 2010, a decrease of approximately $10.6 million, or 40%, from approximately $26.3 million for the year ended December 31, 2009. The primary reasons for the decrease in selling expenses were: i) our adjustment on the commission policy to sales representatives as set forth above; ii) the strengthened control on the travel expense, business entertainment expense, etc.; iii) the decreased expense on OTC market development as compared to that of in 2009, since when we started to expand our business into the OTC market in selected areas around China.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expenses: General and administrative expenses were approximately $3.6 million for the year ended December 31, 2010, a decrease of approximately $3.3 million, or 47%, from approximately $6.9 million for the year ended December 31, 2009. The decrease was primarily due to: i) our strengthened budget control over expense disbursements to reduce unnecessary expense; ii) the decrease in the counsel fees related to our class action lawsuit and in 2009 the Company incurred large amount of counsel fees related to the SEC investigation which began in February 2009 and concluded in September 2009.

Research and development expenses: Research and development expense for the year ended December 31, 2010 was approximately $0.66 million as compared to approximately $0.14 million for the year ended December 31, 2009. The increase was primarily due to the increase in the expenditure on one of our innovative medicines - Dencichine for Injection and the cooperation with external experts in Sh1002’s registration in FDA since late 2009.

Net other expense: Net other expense, which includes interest income, income from research and development activities, subsidy income, interest expense and other income, was approximately $0.1 million for the year ended December 31, 2010 as compared to approximately $0.62 million for the year ended December 31, 2009, a decrease of approximately $0.52 million, or 83%. The decrease in other expense was primarily due to i) the increased subsidy income from government; ii) gain on disposal of property in 2010; and iii) offset by expenses related to the settlement of class action lawsuit.

Income tax (expense) benefit: Income tax expense was approximately $0.1 million for the year ended December 31, 2010 as compared to a provision for income tax benefit of approximately $1.1 million for the year ended December 31, 2009, due to the Company recorded a profit in 2010.

Net income (loss) attributable to stockholders: We achieved a net income of approximately $1.2 million for the year ended December 31, 2010 as compared to a net loss of approximately $6.6 million for the year ended December 31, 2009. The increase in net income was primarily due to the decrease of selling expenses and general and administrative expenses offset by the decrease of sales volume.

Liquidity and Capital Resources

General - As of December 31, 2010, we had cash and cash equivalents of approximately $1.7 million. We have historically financed our business operations through bank loans, in addition to equity offerings. In 2010, the Company achieved a net income of approximately $1.2 million although we suffered sharp increase of raw material’s price from this spring. Our consolidated current liabilities exceeded its consolidated current assets by approximately $15.3 million as of December 31, 2010, and approximately $6.9 million as of December 31, 2009.

For the year ended December 31, 2010, we had net cash provided by operating activities of approximately $5.8 million, an increase of over approximately $3.3 million from approximately $2.5 million for the year ended December 31, 2009. We believe that we would be able to obtain more cash flows from operating activities by strengthen control on working capital management.

Cash flow

	Years ended December 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$5,841	$2,499
Net cash used in investing activities	(8,037)	(3,121)
Net cash (used in) provided by financing activities	1,820	992
Cash and cash equivalents at end of period	$1,669	$1,987

Operating Activities: Net cash provided by operating activities for the year ended December 31, 2010 was approximately $5.8 million, as compared to net cash provided by operating activities of approximately $2.5 million for the year ended December 31, 2009. These results reflect the impacts of an increase of approximately $2.1 million in working capital.

Investing Activities: Net cash used in investing activities was approximately $8.0 million for the year ended December 31, 2010, as compared to net cash used in the amount of approximately $3.1 million for the year ended December 31, 2009. The increase in net cash used in investing activities was primarily due to increases in capital expenditures, specifically, the construction of Shenghuo Plaza.

Financing Activities: Net cash provided by financing activities was approximately $1.8 million for the year ended December 31, 2010 compared to net cash provided in the amount of approximately $1.0 million for the year ended December 31, 2009. The increase in cash provided was primarily due to the increase of loans borrowed from banks.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by approximately $15.3 million as of December 31, 2010, and approximately $6.9 million as of December 31, 2009.

As of December 31, 2010, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.3 million) were approximately $11.5 million, a decrease of approximately $0.6 million, from approximately $12.1 million (net of allowance for doubtful accounts of approximately $2.1 million) as of December 31, 2009. In order to maintain our existing market and customers and further to expand our sales in the increasingly competitive business environment, the Company decided to allow some of our customers historically with good credit to extend their credit terms, which led to the increase of the accounts receivable. Before 2009, we made significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and to develop new customers. We believed that the sales representatives would be better able to expand into new markets and to secure new customers if they were advanced funds for their travel, meals and other incidental expenses that arose in connection with their sales activities. Prior to September 2006, we did not ask sales representatives to pay off advances immediately because the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September 2006, we began to more vigorously pursue collection of all sales representative advances. Nonetheless, there are some sales representative advances that have aged so significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. Pursuant to the policies adopted at the beginning of 2009, instead of advancing sales representatives money to sustain or develop markets, we reimburse sales representatives their selling and marketing expenses when they present expense vouchers. Management considers this a better way to manage the potential for bad debts on the advances to sales representatives. We pay the accrued selling expenses only when we collect an account receivable for which a sales representative has presented his expense receipts. Because we offer a grace period of one to three months to our clients for remitting payments due, the accrued sales expenses may remain outstanding as long as it takes to collect the corresponding accounts receivable.

Other receivables (net of allowances for doubtful accounts), consisted mainly of receivables due from sales representatives and employee advances, these were approximately $4.1 million and approximately $6.7 million as of December 31, 2010 and 2009 respectively,

	December 31,
	2010	2009
Other receivables	$7,270,938	$8,345,350
Allowance for doubtful accounts	3,159,623	1,651,199
Net amount	$4,111,315	$6,694,151

As of December 31, 2010, our accounts payable were approximately $9.0 million, an increase of approximately $4.3 million, from approximately $4.7million as of December 31, 2009. The increase of accounts payable is mainly attributed to the construction of new buildings and the extension in payment terms with certain major suppliers.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we deliver the products to the customers. The deposits were approximately $4.9 million as of December 31, 2010, decreased approximately $2.1 million, from approximately $7.0 million as of December 31, 2009, due to the decreased sales volume.

Other payables and accrued expense, mainly consisted of accrued commission payable to the sales representatives, decreased by approximately $0.4 million, from approximately $10.1 million as of December 31, 2009 to approximately $9.7 million as of December 31, 2010 due to the decrease of sales volume.

To the extent that we cannot satisfy our cash needs, whether from operations or from a financing source, our business may be impaired in that it may be difficult for us to obtain products which could, in turn, impair our ability to generate sales. We have implemented new policies aimed at improving collection of accounts receivable in the future, including more detailed reporting from and increased control over provincial sales offices and representatives, incentives for sales representatives more closely tied to timely collection and more stringent enforcement of payment terms with wholesale companies or distributors. We will continue to accelerate the collection of trade receivables and shorten the turnover days.

Further, in May, 2010, we renewed the factoring agreement with China Construction Bank (the “CCB”) to transfer our accounts receivable with full recourse and the proceeds received from CCB being recognized as secured borrowings. Under this renewed factoring agreement, CCB agrees to provide the Company a maximum of approximately RMB 28.8 million (equal to approximately $4.2 million) factoring advance until May 4, 2011. As of December 31, 2010, short-term borrowings, amounting to approximately RMB 17.0 million (approximately $2.6 million), were secured by accounts receivable, amounting to approximately RMB 21.3 million (approximately $3.2 million) under this factoring agreement.

The completion of Shenghuo Plaza is expected to generate more cash flows and increase our ability to obtain additional financing from banks. Considering the financial resources presently available, we are confident that we have sufficient working capital for our present requirements and for at least the next 12 months. We will continue to make efforts to expand our sales to get more cash flow.

However, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the subsidiaries and there is no assurance that such funding will be available. Please see Note  9 – Borrowings in the Condensed Consolidated Financial Statements.

Off-Balance Sheet Commitment and Arrangements

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre to lease land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately $4.6 million with a lease term of 20 years. Up to approximately $ 4.3 million under this lease agreement would be paid in the coming 5 years.

The Company plans to pay the lease expense by using the cash flow from our operation.

Except as aforementioned, the Company does not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. In our ongoing business, we do not enter into transactions involving, or otherwise form relationships with, unconsolidated entities or financials partnerships that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Gui Hua Lan and Mr. Chuanxiang Huang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Huang concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described below), our disclosure controls and procedures were not effective as of December 31, 2010.

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

As of December 31, 2010, our management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that our Company’s internal control over financial reporting as of December 31, 2010 was ineffective due to the following material weakness:

Lack of US GAAP expertise - Despite substantial efforts to improve the Company’s controls and procedures, as previously reported by the Company, our accounting personnel do not have sufficient knowledge, experience and training in maintaining our books and records and preparing financial statements in accordance with US GAAP standards and SEC rules and regulations. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of US GAAP-based period end closing, consolidation of financial statements, and US GAAP conversion, are inadequate and were inadequately supervised.  The lack of adequate US GAAP review resulted in some material audit adjustments for the year ended December 31, 2010, which were made to adjust taxes payable for tax provision, adjust deferred tax, and record prior year audit adjustments to adjust the allowance for doubtful accounts.

Our management has identified the following steps to address the above material weakness:

 (1) We will hire, as needed, key accounting personnel with technical accounting expertise and reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

(2) We will employ, as needed, outside professionals to provide key accounting personnel ongoing technical trainings to ensure their proper understanding of newly announced accounting standards.

(3) We intend to re-engage an outside professional firm to aid in financial reporting procedures and to help with the preparation of the Company’s annual and quarterly filings.  We terminated our contract with Essence Consulting and Management Ltd, an outside professional firm which aided in financial reporting procedures and helped us prepare annual and quarterly filings between October 2009 and May 2010.

In this fiscal year ended December 31, 2010, we have recruited certain accounting personnel with knowledge of international accounting standards and organized trainings in US GAAP. However, these steps could not adequately enable our financial staff to fulfill the requirements of US GAAP as it needs more time in training.  Accordingly, we continue to believe there is a material weakness relating to the insufficient integration of our personnel with US GAAP expertise into the financial reporting process, resulting in inadequate processes and documentation to address accounting and reporting requirements under US GAAP.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2010.

Changes in Internal Control over Financial Reporting

The Company did not have the internal financial resources to devote further effort to this given its other business priorities and intention to return to profitability. With now having returned to profitability in the 2010 fiscal year, the Company now intends to re-engage in the process of strengthening its internal controls.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)

March 30, 2011	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gui Hua Lan
Date: March 30, 2011	Gui Hua Lan, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Chuanxiang Huang
Date: March 30, 2011	Chuanxiang Huang, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Feng Lan
Date: March 30, 2011	Feng Lan, President and Director

/s/ Xiao He
Date: March 30, 2011	Xiao He, Director

/s/ Yunhong Guan
Date: March 30, 2011	Yunhong Guan, Director

/s/ Jason Yuanxin Zhang
Date: March 30, 2011	Jason Yuanxin Zhang, Director

/s/ Xiaobo Sun
Date: March 30, 2011	Xiaobo Sun, Director

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consoli Consolidated Balance Sheets	F-2 to F-3

Consoli Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consol Consolidated Statements of Changes in Equity	F-5

Consoli Consolidated Statements of Cash Flows	F-6

Notes to Notes to the Consolidated Financial Statements	F-7 to F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China Shenghuo Pharmaceutical Holdings, Inc

We have audited the accompanying consolidated balance sheets of China Shenghuo Pharmaceutical Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, NY
March 30, 2011

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in USD, except shares)

	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$1,669,387	$1,986,540
Accounts and notes receivable, net	11,531,027	12,104,296
Other receivables, net	4,111,315	6,694,151
Advances to suppliers	580,168	394,856
Inventories	2,599,351	3,896,358
Amounts due from related parties	190,614	417,494
Current deferred tax assets	833,568	849,993
Other current assets	208,111	16,652
Total current assets	21,723,541	26,360,340

Property, plant and equipment, net	21,069,139	12,065,552
Intangible assets, net	1,432,736	1,127,224
Deposits for long-live assets	754,979	-
Non-current deferred tax assets	366,478	370,197
Total assets	$45,346,873	$39,923,313

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT’D)
(Amounts in USD, except shares)

	December 31,
	2010	2009
Liabilities and Equity:
Current liabilities:
Accounts payable	$8,964,404	$4,744,919
Other payables and accrued expenses	9,699,857	10,099,497
Sales representative deposits	4,936,429	7,037,155
Amounts due to related parties	79,864	-
Short-term borrowings	5,289,178	5,455,958
Advances from customers	1,158,649	916,362
Taxes and related payables	881,506	1,094,331
Current portion of long-term borrowings	6,039,833	3,948,985
Total current liabilities	37,049,720	33,297,207
Long-term borrowings	6,251,227	5,850,348
Total liabilities	43,300,947	39,147,555
Commitments and Contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares issued and outstanding	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(5,940,439)	(7,157,293)
Accumulated other comprehensive income	1,638,109	1,589,047
Total stockholder’s equity	2,040,588	774,672
Non-controlling interest	5,338	1,086
Total equity	2,045,926	775,758
Total liabilities and equity	$45,346,873	$39,923,313

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Amounts in USD, except shares)

	Years ended December 31,
	2010	2009
Sales	$32,697,195	$36,001,915
Cost of goods sold	11,198,736	9,887,969
Gross profit	21,498,459	26,113,946
Operating expenses:
Selling expenses	15,715,325	26,281,103
General and administrative expenses	3,638,445	6,920,489
Research and development expense	656,225	139,944
	20,009,995	33,341,536
Income (loss) from operations	1,488,464	(7,227,590)
Other income (expenses):
Interest income	8,325	4,871
Subsidy income	786,916	343,850
Interest expense	(842,560)	(933,505)
Other income	247,536	54,916
Other expenses	(305,185)	(93,777)
	(104,968)	(623,645)
Income (loss) before income tax	1,383,496	(7,851,235)
Income tax benefit (expense)	(105,764)	1,053,980
Net income (loss) before allocation to non-controlling interests	1,277,732	(6,797,255)
Less: net income (loss) attributable to non-controlling interests	60,878	(243,534)
Net income (loss) attributable to stockholders	$1,216,854	$(6,553,721)
Comprehensive income (loss):
Net income (loss)	1,277,732	(6,797,255)
Foreign currency translation adjustment	51,517	(71,369)
Comprehensive income (loss)	$1,329,249	$(6,868,624)
Less: Comprehensive income (loss) attributable to non-controlling interests	63,333	(247,138)
Comprehensive income (loss) attributable to stockholders	1,265,916	(6,621,486)
Basic and diluted earnings (loss) per share	$0.06	$(0. 33)
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in USD, except shares)

	Stockholder’s Equity
	Common Stock		Additional Paid-in Capital	Appropriated Retained Earnings	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
	Shares	Amount
December 31, 2008	19,679,400	$1,968	$6,193,927	$147,023	$(603,572)	$1,656,812	$248,224	$7,644,382
Net loss for the year	-	-	-	-	(6,553,721)	-	(243,534)	(6,797,255)
Foreign currency translation adjustment	-	-	-	-	-	(67,765)	(3,604)	(71,369)
December 31, 2009	19,679,400	1,968	6,193,927	147,023	(7,157,293)	1,589,047	1,086	775,758
Disposal of a subsidiary	-	-	-	-	-	-	(88,620)	(88,620)
Contribution from non-controlling interests	-	-	-	-	-	-	29,539	29,539
Net income for the year	-	-	-	-	1,216,854	-	60,878	1,277,732
Foreign currency translation adjustment	-	-	-	-	-	49,062	2,455	51,517
December 31, 2010	19,679,400	$1,968	$6,193,927	$147,023	$(5,940,439)	$1,638,109	$5,338	$2,045,926

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in USD)

	Years ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$1,277,732	$(6,797,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax	58,362	(1,219,655)
Depreciation and amortization	755,380	776,985
Bad debt provision and allowance and inventories provision	1,786,315	1,836,590
Gain on disposal of fixed assets	(103,140)	-
Change in working capital:
Accounts and notes receivable	799,195	(4,504,549)
Other receivables	1,234,888	2,272,123
Amounts due from/to related parties	313,278	(598,817)
Advances to suppliers	(168,759)	52,399
Inventories	1,164,966	423,745
Other current assets	(186,754)	24,616
Accounts payable	1,935,119	853,028
Other payables and accrued expenses	(712,701)	7,360,102
Advances from customers	207,968	692,896
Deposits payable	(2,277,841)	1,472,207
Taxes and related payables	(242,273)	(145,828)
Net Cash Provided by Operating Activities	5,840,735	2,498,587

Cash Flows from Investing Activities:
Purchase of long-lived assets	(8,354,461)	(3,120,663)
Process from disposal of long-lived assets	317,679	-
Net Cash Used in Investing Activities	(8,036,782)	(3,120,663)

Cash Flows from Financing Activities:
Contribution from non-controlling interests	29,539	-
Proceeds from borrowings	29,582,155	21,901,038
Payments on borrowings	(27,791,252)	(20,908,646)
Net Cash Provided by Financing Activities	1,820,442	992,392

Effect of exchange rate changes on cash	58,452	4,170
Net (decrease) increase in cash and cash equivalents	(317,153)	374,486
Cash and cash equivalents at beginning of year	1,986,540	1,612,054
Cash and cash equivalents at end of year	$1,669,387	$1,986,540

Supplemental Information
Cash paid for interest	$967,686	$921,451
Cash paid for income tax	$130,229	$594,197

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

The CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”).

On April 30, 2009, Shenghuo formed Shi Lin Shenghuo Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of December 31, 2010, Shi Lin does not generate any revenue.

On April 23, 2010, the Company obtained the approval from the government to dissolve Kunming Beisheng Science and Technology Development Co., Ltd (“Beisheng”), a 70% owned subsidiary of CSPH. As Beisheng has not generated revenues or conducted operations, there was no material effect on consolidated financial statements of the Company.

On November 15, 2010, Shenghuo formed Kunming Shenghuo Hotel Management Co., Ltd. (“Hotel”). According to the investment agreement with an independent third party, Shenghuo holds 80% equity interest in Hotel. Hotel was formed to run the hotel business. As of December 31, 2010, Hotel had not started its operation.

Except for CSPH, all other entities are formed in and operate within the PRC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Basis of presentation and consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company’s consolidated current liabilities exceeded its consolidated current assets by approximately USD15,326,000 as of December 31, 2010, and approximately USD6,937,000 as of December 31, 2009.  Based on future projections of the Company’s cash inflows from operations, reasonable estimate of revolving effect of deposits received, and the anticipated ability of the Company to obtain continued bank financing to finance its continuing operations, the management of the Company (“Management”), has prepared the consolidated financial statements on a going concern basis. Based upon the aforementioned, the consolidated financial information has been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern.

The consolidated financial statements include the financial statements of the CSPH and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Non-controlling interests represent the ownership interests in the subsidiaries that are held by owners other than the parent and are part of the equity of the consolidated group. The non-controlling interests are reported in the consolidated balance sheets within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss is attributed to the parent and the non-controlling interests.  If losses attributable to the parent and the non-controlling interests in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interests, is attributed to those interests.

(b)      Use of estimates

The preparation of financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: a) valuation allowance for deferred tax assets based on estimated future taxable income as described in note 12; b) allowance for doubtful receivables as described in note 4 and note 5.  The relevant amounts could be adjusted in the near term if experience differs from current estimates.

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

The Company entered into a factoring agreement with China Construction Bank (“CCB”), to transfer accounts receivable with full recourse. The Company is required to repurchase the transferred accounts receivable, if any controversy arises on the accounts receivable, at a price of proceeds received from CCB less settled accounts receivable plus interest and other necessary penalty or expense.  The Company accounts for its transferred accounts receivable in accordance with Accounting Standard Codification (“ASC”) Topic 810, with the proceeds received from CCB being recognized as secured borrowings (note 9).

(f)      Other receivables

Other receivables are presented at cost less allowance for doubtful accounts. Other receivables include sales representative advances for market development, employee advances and sales office advances for facilities of sales activities. As time passes from when advances are made to sales representatives for travel and related expenses, the Company provides allowance for these older receivables based on review of collectability risk from each particular sales representative and aging of the ending balance. Other receivables balances are written off after all collection efforts have been exhausted.

(g)      Inventories

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventories include raw material, work in process and finished goods.  The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of goods sold.

Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold.

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

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Asset	Useful life (years)	Residual value %
Buildings	25 - 30	5%
Machinery	3 - 20	0-5%
Office equipment and furnishing	3 - 10	0-5%
Vehicles	3 - 10	0-5%

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

(i)      Intangible assets

The Company’s intangible assets mainly consist of land use rights and office software. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the government.  Land use rights and software are carried at cost and charged to expense on a straight-line basis over the period as follows;

Asset	Useful life (years)
Land use rights	20 - 50
Software	5

(j)      Impairment or disposal of long-lived assets

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.  There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2010 and 2009, respectively.

(k)      Accrued expenses and other payables

Accrued expenses and other payables primarily consist of accrued commission expense, accrued legal expense and accrued payroll expense, etc.

(l)      Sales representative deposits

Sales representative deposits consist of funds paid in advance by the sales representatives to obtain the Company’s products to sell. The Company retains these deposits during the time the sales representatives provide services to the Company. When the Company receives full payment from the customer or sales representatives terminate sales services, the deposits are returned to the sales representatives. The Company records deposits from sales representatives when payments are received.

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

Income tax

The Company follows ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2010 and 2009.

The Company is not subject to any income tax in the United States. Shenghuo is qualified to enjoy preferential tax rate under relevant PRC tax laws and regulations, with effective income tax rate of 10% in 2009, 11% in 2010 and 12% in 2011. From 2012, Shenghuo will be subject to income tax at a rate of 25%. All other subsidiaries in the PRC were subject to income tax at a rate of 25% for the years presented.

(o)      Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 605. All of the following criteria must exist in order for the Company to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the wholesale companies, risk of loss has been transferred to the wholesale companies and wholesale companies’ acceptance has been obtained, or the Company has objective evidence that the criteria specified in wholesale companies’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

(q)      Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred.  Advertising costs amounting to approximately USD70,000 and USD40,000 for the years ended December 31, 2010 and 2009, respectively, were recorded in the selling expenses.

(r)      Research and development

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounting to approximately USD656,000 and USD140,000 for the years ended December 31, 2010 and 2009, respectively, were recorded in the statements of operations.

(s)      Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately USD262,000 and USD244,000 for the years ended December 31, 2010 and 2009, respectively.

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

(u)      Basic and diluted earnings (loss) per share

The computation of basic and diluted earnings per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the years ended December 31, 2010 and 2009 include 246,000 warrants (note 11). However, since the average market price of the related common stock for these two years exceeds the exercise price, the warrants are considered as no dilutive effect in computation of earnings (loss) per share.

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

(w)      Concentration

Due to the limited availability of Sanqi the Company currently rely on a small number of suppliers as its source for Sanqi, the primary raw material that is needed to produce its products. Management believes that there are few alternative suppliers available to supply the Sanqi, and should any of the current suppliers terminate their business arrangements with the Company or increase their prices of materials supplied, it would delay product shipments and materially adversely affect the Company’s business operations and profitability. The Company had concentrations of purchases raw materials from two vendors accounting for 55.6% and 31.6% of total purchases for the years ended December 31, 2010 and 2009 respectively.

As of December 31, 2010, the Company had no significant concentration on accounts receivables or sales from single customer.

Approximately 90.9% of our sales for the year ended December 31, 2010 came from a single product, Xuesaitong Soft Capsules, and the Company’s business may fail if this product fails or generates materially less sales revenues. If the Company experience delays, increased expenses, or other difficulties in the manufacture and sale of the Xuesaitong Soft Capsules, or if the licenses and government approvals are revoked to sell the product, or this product is no longer carried in the Insurance Catalog, the Company may not be able to generate significant revenues or profitability, and its business and financial condition would be materially adversely affected and it could be forced to cease operations.

The Company conducts its business widely in China, and management does not consider any concentration on geographic risk.

(x)      Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In January 2010, The FASB has issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on the Group’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Group’s consolidated financial position or results of operations.

NOTE 3 – SEGMENT REPORTING

The Company has four major reportable segments, Medicine, Cosmetic, Hotel and Shi Lin. The Company’s reportable segments are based primarily on different type of business and represent the primary mode used to assess allocation of resources and performance. The Company evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, interest, income taxes and certain other items. The Company has no material inter-segment sales.

(a) Segment reporting of 2010:

	Medicine	Hotel	Shi Lin	Others	Total
Revenues form external customers	$31,855,443	$-	$-	$841,752	$32,697,195
Intersegment revenues	305,762	-	-	-	305,762
Interest revenues	7,551	83	424	267	8,325
Interest expense	(841,950)	-	-	(610)	(842,560)
Net interest revenues (expenses)	(834,399)	83	424	(343)	(834,235)
Depreciation and amortization	731,015	-	4,140	20,225	755,380
Segment profit (loss)	1,106,338	(51,069)	(157,628)	(242,601)	655,040
Other significant noncash items:					-
Provision and allowance	(1,699,757)	-	-	(86,558)	(1,786,315)
Segment assets	38,001,267	9,312,674	7,405,098	1,469,817	56,188,856
Expenditure for segment assets	3,714,572	5,732,921	948,942	-	10,396,435

During the year ended December 31, 2010 and 2009, the revenue from external customers in other segment was generated from the Cosmetic business.

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows,

2010
Revenues
Total revenues for reportable segments	$33,002,957
Elimination of intersegment revenues	(305,762)
Total consolidated revenues	$32,697,195

Profit or loss
Total profit or loss for reportable segments	$655,040
Other income	247,536
Other expense	(305,185)
Subsidy income	786,916
Elimination of intersegment profits	(811)
Income before income tax	$1,383,496

Assets
Total assets for reportable segments	$56,188,856
Elimination of intersegment receivables	(10,841,983)
Total consolidated assets	$45,346,873

 (b) Segment reporting of 2009:

	Medicine	Hotel	Shi Lin	Others	Total
Revenues form external customers	$34,346,100	$-	$-	$1,655,815	$36,001,915
Intersegment revenues	712,495	-	-	-	712,495
Interest revenues	4,433	-	438	-	4,871
Interest expense	(931,288)	-	-	(2,217)	(933,505)
Net interest revenues (expenses)	(926,855)	-	438	(2,217)	(928,634)
Depreciation and amortization	748,878	-	-	28,107	776,985
Segment profit (loss)	(7,442,525)	-	(22,727)	(673,933)	(8,139,185)
Other significant noncash items:					-
Provision and allowance	(1,836,393)	-	-	(197)	(1,836,590)
Segment assets	38,231,120	4,001,106	7,304,123	1,845,292	51,381,641
Expenditure for segment assets	1,861,359	3,999,352	-	-	5,860,711

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

2009
Revenues
Total revenues for reportable segments	$36,714,410
Elimination of intersegment revenues	(712,495)
Total consolidated revenues	$36,001,915

Profit or loss
Total profit (loss) for reportable segments	$(8,139,185)
Other income	54,916
Other expense	(93,777)
Subsidy income	343,850
Elimination of intersegment profits	(17,039)
Loss before income tax	$(7,851,235)

Assets
Total assets for reportable segments	$51,381,641
Elimination of intersegment receivables	(11,458,328)
Total consolidated assets	$39,923,313

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consisted of the following:

	December 31,
	2010	2009
Notes receivable	$214,927	$852,095
Accounts receivable	13,576,605	13,307,185
Total	13,791,532	14,159,280
Less: allowance for doubtful accounts	2,260,505	2,054,984
	$11,531,027	$12,104,296

During the year ended December 31, 2010, an allowance for the doubtful accounts were provided for, with corresponding expense amounting to approximately USD111,000 charged in the consolidated statement of operations, compared with approximately USD1,533,000 in 2009.

NOTE 5 – OTHER RECEIVABLES, NET

Other receivables consisted of the following:

	December 31,
	2010	2009
Other receivables	$7,270,938	$8,345,350
Less: allowance for doubtful accounts	3,159,623	1,651,199
	$4,111,315	$6,694,151

During the year ended December 31, 2010, an allowance for the doubtful accounts was provided for, with expense amounting to approximately USD 1,423,000 charged in the consolidated statement of operations, compared with approximately USD332,000 in 2009.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	December 31,
	2010	2009
Raw materials	$962,685	$1,048,823
Work-in-process	1,239,132	2,267,289
Finished goods	760,053	706,424
Total inventories	2,961,870	4,022,536
Less: provision	362,519	126,178
	$2,599,351	$3,896,358

During the year ended December 31, 2010, due to the expiration of certain inventory, a provision of approximately USD227,000 has been provided for, and recognized in cost of goods sold.

 NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2010	2009
Buildings	$7,476,668	$5,798,896
Machinery	5,372,358	5,174,345
Office equipment and furnishing	305,557	276,166
Vehicles	487,993	486,563
	13,642,576	11,735,970
Less: accumulated depreciation	6,177,614	5,367,460
	7,464,962	6,368,510
Construction in progress	13,604,177	5,697,042
	$21,069,139	$12,065,552

As of December 31, 2010, the construction in progress consisted of the Shenghuo Plaza and the training centre.

Depreciation expenses were approximately USD702,000 and USD738,000 for the years ended December 31, 2010 and 2009, respectively.

Certain property, plant and equipment with the carrying amounts of approximately USD5,433,000 were pledged as collateral for bank borrowings as of December 31, 2010, compared with USD5,801,000 in 2009.

Interest expenses that had been capitalized for construction in progress amounted to approximately USD271,000 and USD19,000 for the year ended December 31, 2010 and 2009 respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,
	2010	2009
Land use rights	$1,487,429	$1,321,725
Software	200,697	-
	1,688,126	1,321,725
Less: accumulated amortization	255,390	194,501
	$1,432,736	$1,127,224

All the land use rights were pledged as collateral for bank borrowings as of December 31, 2010 and 2009.

Estimated aggregate future amortization expense for the succeeding five years and thereafter as of December 31, 2010 is as follows:

Succeeding year	Future amortization expense
2011	72,020
2012	72,020
2013	72,020
2014	72,020
2015	49,853
Thereafter	1,094,803

NOTE 9 – BORROWINGS

The Company’s borrowings are payable to banks and the governmental financial bureau. The following summarizes the Company’s debt obligations and respective balances as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Current:
Short-term bank borrowings, secured	$5,135,870	$5,307,460
Current portion of long-term borrowings, secured	6,039,833	3,948,985
Borrowings from governmental financial bureau, unsecured	153,308	148,498
	11,329,011	9,404,943
Non-current:
Long-term bank borrowings, secured	6,251,227	5,850,348
	$17,580,238	$15,255,291

(a) The long-term portion of the long-term bank borrowings mature on April, 2012.

(b) As of December 31, 2010, short-term borrowings of approximately USD2,569,000, were secured by accounts receivable, with an amount of approximately USD3,211,000.

(c) As of December 31, 2010, the balance of borrowings from Agricultural Bank of China was approximately USD14,858,000, among which, borrowings amounting to USD8,818,000 was secured by land use rights and buildings, while the others in an aggregate amount of USD 6,040,000 were guaranteed by the CSPH’s 94.95% shares in Shenghuo.

(d) The weighted average interest rate for the borrowings at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Current:
Short-term bank borrowings	5.33%	5.17%
Current portion of long-term borrowings	5.40%	5.40%
Borrowings from governmental financial bureau	-	-

Non-current:
Long-term bank borrowings	5.40%	6.48%

(e) Interest expense for the short-term bank borrowings is approximately USD277,000 and USD509,000 for the year ended December 31, 2010 and 2009, respectively.

(f) The borrowings from governmental financial bureau are interest free, and repaid on demand.

 (g) On May 2010, the Company was granted of a one-year line of credit, with an amount of approximately USD4,228,000, by CCB. The line of credit is secured by accounts receivable. The unused line of credit as of December 31, 2010 was approximately USD1,659,000 which required additional collaterals upon withdrawal.

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

	December 31,
	2010	2009

Amounts due from related parties
Kun Ming Dianjiao Nutritional Supplements Co., Ltd. (“Dianjiao”)	$190,614	$151,581
Officers	-	265,913
	$190,614	$417,494

Amounts due to related parties
Officers	$79,864	$-

(a)
Amounts due from related parties as of December 31, 2010 mainly consists of receivables from Dianjiao, which is under common control with the Company. The amounts are interest free and repaid on demand.

(b)	Amounts due to related parties as of December 31, 2010 was the expense paid by the officers on behalf of the Company. These amounts are interest free and repaid on demand.

NOTE 11 – WARRANTS

Certain subsidiaries of CSPH have an aggregate tax loss carryforwards available amounting to approximately USD3,756,000, which begins to expire in 2011, if unused by the offset of future taxable income of the individual subsidiaries. The following table below summarizes the expiration dates of tax loss carryforwards.

The following summarizes the outstanding warrants as of December 31, 2010:

Exercisable Date	Title	Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number of Warrants Exercisable
June 2007	Non-employee directors	$3.5	6,000	1.75	6,000
June 2007	Westpark Capital	$4.2	40,000	1.55	40,000
June 2007	CCG Investor Relations Partners LLC(“CCG”)	$3.5	200,000	0.30	200,000
			246,000		246,000

As of December 31, 2010, exercise prices are significantly higher than CSPH’s stock price which was approximately USD0.81 per share. Management believes that it is unlikely that these warrants will be exercised.

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

NOTE 12 – INCOME TAXES AND OTHER TAXES

(a)	Taxes and related payables

Taxes and related payables are composed of the following:

	December 31,
	2010	2009
VAT, net	$723,582	$863,960
Income tax	157,576	228,394
Other taxes	348	1,977
	$881,506	$1,094,331

(b)	Deferred tax assets, net

The temporary differences and carryforwards which give rise to the deferred income tax assets are as follows:

	December 31,
	2010	2009
Net operating loss carryforwards	$938,952	$1,074,094
Deductible advertising expense carryforwards	446,418	412,152
Allowance for doubtful trade and other receivables	1,355,032	924,239
Unpaid accrued expense	752,994	737,722
Inventory obsolescence reserve	74,741	57,058
Total deferred income tax assets	3,568,137	3,205,265
Less: valuation allowance	2,368,091	1,985,075
	$1,200,046	$1,220,190

Certain subsidiaries of CSPH have an aggregate tax loss carryforwards available amounting to approximately USD3,756,000, which begins to expire in 2011, if unused by the offset of future taxable income of the individual subsidiaries. The following table below summarizes the expiration dates of tax loss carryforwards.

Expiration year	Tax loss carryforwards
2011	$212,040
2012	378,794
2013	1,695,449
2014	962,709
2015	506,817
$3,755,809

Management believes that the remaining tax loss carryforwards of Cosmetic and Import/Export amounting to approximately USD2,415,000 is unlikely to be deductable in the future years, therefore the corresponding deferred tax assets were recognized with full allowance provided.

(c)	Income tax expense (benefit)

Following is a reconciliation of income taxes calculated at the statutory rates to actual income tax expense (benefit):

	Years Ended December 31,
	2010	2009
Tax at statutory rate of 25%	$345,874	$(1,962,809)
Effect of preferential tax rate	(306,312)	786,799
Non-deductible expenses	27,452	114,898
Additional deduction	(36,092)	(6,997)
Change in valuation allowance	-	82,150
Unrecognised tax loss	73,084	-
Others	1,758	(68,021)
Income tax (benefit) expense	$105,764	$(1,053,980)

The income tax expense (benefit) consisted of the following:

	Years End December 31,
	2010	2009
Current tax expenses	$47,402	$165,675
Deferred tax expense (benefit)	58,362	(1,219,655)
Income tax expense (benefit)	$105,764	$(1,053,980)

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than USD15,000 (RMB100,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

(a)      Operating lease commitment

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent the land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately USD4,623,000 with a lease term of 20 years.

During this year, rental expense of USD94,221 under this agreement has been recognized in operating expenses.

As December 31 2010, the operating lease commitment is summarized as below:

Year	Amount
2011	$225,135
2012	225,135
2013	225,135
2014	225,135
2015	3,377,021
$4,277,561

(b)      Capital Commitment

There is no significant capital commitment as of December 31, 2010.

(c)	Class Action Lawsuits

In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C.(HB&M). Both the Company and HB&M filed motions to dismiss the complaint, but those motions were denied by the Court. The substantive allegations of the amended consolidated complaint have previously been summarized in disclosures by the Company.

On July 21, 2010, in a mediation conducted by Retired Judge Nicolas H. Politan, the Company entered into an agreement in principle with counsel for plaintiffs in this litigation and HB&M, in which the parties agreed to settle all claims by the putative class members in exchange for payments of USD200,000 by the Company and USD600,000 by HB&M’s professional liability insurer. The settlement must be approved by the Court to become effective.

On March 18, 2011, the Court issued an Order and Judgment finally approving the settlement of all claims and dismissing the complaint after a hearing.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

NOTE 14 – SUBSEQUENT EVENTS

Except for the approval on the settlement by the Court at March 18, 2011 as disclosed in note 13(c), the Company did not have any significant subsequent event.