Form 10-Q
period 2011-03-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2011-05-16
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 14, 2011.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,409,304	$1,669,387
Accounts and notes receivable, net	13,721,299	11,531,027
Other receivables, net	4,025,284	4,111,315
Advances to suppliers	567,477	580,168
Inventories	2,759,759	2,599,351
Due from related parties	279,077	190,614
Current deferred tax assets	1,003,443	833,568
Other current assets	143,964	208,111
Total current assets	23,909,607	21,723,541

Property, plant and equipment, net	21,342,263	21,069,139
Other non-current assets	2,497,063	2,554,193
	$47,748,933	$45,346,873
Liabilities and equity:
Current liabilities:
Accounts payable	$8,218,246	$8,964,404
Other payables and accrued expenses	11,148,834	9,699,857
Sales representative deposits	4,811,569	4,936,429
Due to related parties	-	79,864
Short-term borrowings	4,722,313	5,289,178
Advances from customers	2,747,517	1,158,649
Taxes payable and other current liabilities	1,540,686	881,506
Current portion of long-term borrowings	6,097,468	6,039,833
Total current liabilities	39,286,633	37,049,720
Long-term borrowings	6,310,879	6,251,227
	45,597,512	43,300,947
Commitments and contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares issued and outstanding, both periods	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(5,841,066)	(5,940,439)
Accumulated other comprehensive income	1,661,061	1,638,109
Total stockholder's equity	2,162,913	2,040,588
Non-controlling interest	(11,492)	5,338
Total equity	2,151,421	2,045,926
	$47,748,933	$45,346,873

See notes to condensed consolidated financial statements.

F-1

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in USD, except shares)

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Sales	$9,441,626	$7,907,002
Cost of goods sold	3,805,692	2,076,353
Gross profit	5,635,934	5,830,649
Operating expenses:
Selling expenses	4,076,430	5,051,714
General and administrative expenses	1,030,215	684,259
Research and development expense	121,725	80,851
	5,228,370	5,816,824
Income from operations	407,564	13,825
Other income (expenses):

Subsidy income	7,598	153,598
Interest and other income (expense)	(314,481)	(196,602)
	(306,883)	(43,004)
Income (loss) before income tax expenses	100,681	(29,179)
Income tax (expense ) benefit	(14,980)	29,984
Net income	85,701	805
Less: net loss attributable to non-controlling interests	(13,672)	(1,550)
Net income attributable to stockholders	$99,373	$2,355
Comprehensive income:
Net income	85,701	805
Foreign currency translation adjustment	19,794	331
Comprehensive income	$105,495	$1,136
Less: comprehensive loss attributable to non-controlling interests	(16,830)	(2,187)
Comprehensive income attributable to stockholders	122,325	3,323
Basic and diluted earnings per share	$0.01	$0.00
Weighted-average number of shares outstanding	19,679,400	19,679,400
-basic and diluted

See notes to condensed consolidated financial statements.

F-2

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in USD)

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$2,609,836	$2,022,198
Cash flows from investing activities:
Purchase of long-lived assets	(2,290,979)	(3,205,176)
Proceeds from disposal of property	169	131,913
Net cash used in investing activities	(2,290,810)	(3,073,263)

Cash flows from financing activities:
Proceeds from borrowings	3,292,326	9,563,858
Payments on borrowings	(3,886,067)	(9,636,020)
Net cash used in financing activities	(593,741)	(72,162)

Effect of foreign currency fluctuation on cash and cash equivalents	14,632	492
Net decrease in cash and cash equivalents	(260,083)	(1,122,735)
Cash and cash equivalents at beginning of period	1,669,387	1,986,540
Cash and cash equivalents at end of period	$1,409,304	$863,805

Supplemental information
Cash paid for interest	$332,323	$261,726
Cash paid for income taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in accordance with the accounting policies described in the Company’s Form 10-K filed on March 30, 2011 (“2010 Form 10-K”), and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2010 Form 10-K.

The condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern.  The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD15,377,000 as of March 31, 2011 and USD15,326,000 as of December 31, 2010.  In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In the opinion of the management of the Company (“Management”), all normal recurring adjustments which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

(b)  Principle of consolidation

The condensed consolidated financial statements include the financial statements of the CSPH and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Non-controlling interests represents the ownership interests in the subsidiaries that are held by owners other than the parent and are part of the equity of the consolidated group. The non-controlling interests are reported in the condensed consolidated balance sheets within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss is attributed to the parent and the non-controlling interests.  If losses attributable to the parent and the non-controlling interests in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the non-controlling interests, is attributed to those interests.

(c)  Accounts and notes receivable

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

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for the periods presented.

The Company entered into a factoring agreement with China Construction Bank (“CCB”), to transfer accounts receivable with full recourse. The Company is required to repurchase the transferred accounts receivable, if any controversy arises on the accounts receivable, at a price of proceeds received from CCB less settled accounts receivable plus interest and other necessary penalty or expense.  The Company accounts for its transferred accounts receivable in accordance with Accounting Standard Codification (“ASC”) Topic 810, with the proceeds received from CCB being recognized as collateralized borrowings.

(d)  Advances from customers

Advances from customers consist of prepayment from customers for purchase of finished goods of the Company.

(e)  Income taxes

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

The Company is not subject to any income tax in the United States. Shenghuo is qualified to enjoy preferential tax rate under relevant PRC tax laws and regulations, with effective income tax rate of 10% in 2009, 11% in 2010 and 12% in 2011. From 2012, Shenghuo will be subject to income tax at a rate of 25%. All other subsidiaries in the PRC were subject to income tax at a rate of 25% for the periods presented.

(f)  Revenue recognition

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

(g)  Property, plant and equipment

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

(h)  Fair value of financial instruments

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

(i)  Recently enacted accounting standards

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

In the first quarter of 2011, the Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-03, which is not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3–SEGMENT REPORTING

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

(a) Segment reporting for the three months ended March 31, 2011 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total
Revenues from external customers	$8,841,946	$413,996	$-	$185,684	$9,441,626
Inter segment revenues	108,830	-	-	-	108,830
Interest revenues	699	227	43	19	988
Interest expense	(329,796)	(2,436)	(8)	(83)	(332,323)
Net interest revenues (expenses)	(329,097)	(2,209)	35	(64)	(331,335)
Depreciation and amortization	201,409	76,754	2,617	5,138	285,918
Segment profit (loss)	223,608	(109,379)	(39,804)	35,325	109,750
Other significant noncash items:					-
Provision and allowance	(8,546)	-	-	-	(8,546)
Expenditure for segment assets	698,524	1,667,277	91,180	-	2,456,981

Segment assets as of March 31, 2011	37,833,717	12,069,834	7,449,117	1,444,159	58,796,827

During the three months ended March 31, 2011 and 2010, the revenue from external customers in other segment was generated from the Cosmetic business.

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows,

Revenues	For the three months ended March 31, 2011
Total revenues for reportable segments	$9,550,456
Elimination of inter segment revenues	(108,830)
Total consolidated revenues	$9,441,626

Profit or loss
Total profit for reportable segments	$109,750
Other income	17,605
Other expense	(752)
Subsidy income	7,598
Elimination of inter segment profits	(33,520)
Income before income tax	$100,681

 (b) Segment reporting for the three months ended March 31, 2010 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total
Revenues from external customers	$7,702,276	$-	$-	$204,726	$7,907,002
Intersegment revenues	83,977	-	-	-	83,977
Interest revenues	2,848	-	-	81	2,929
Interest expense	(261,415)	-	(93)	(217)	(261,725)
Net interest expense	(258,567)	-	(93)	(136)	(258,796)
Depreciation and amortization	179,155	-	-	8,029	187,184
Segment loss	(222,298)	-	(10,726)	(11,948)	(244,972)
Other significant noncash items:					-
Provision and allowance	(17,781)	-	-	-	(17,781)
Expenditure for segment assets	3,678,923	5,677,902	208,416	-	9,565,241

Segment assets as of December 31, 2010	38,001,267	9,312,674	7,405,098	1,469,817	56,188,856

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

For the three months end March 31, 2010
Revenues
Total revenues for reportable segments	$7,990,979
Elimination of inter segment revenues	(83,977)
Total consolidated revenues	$7,907,002

Profit or loss
Total loss for reportable segments	$(244,972)
Other income	79,810
Other expense	(17,615)
Subsidy income	153,598
Elimination of inter segment profits	-
Loss before income tax	$(29,179)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$955,568	$807,796
Work-in-process	852,321	1,127,918
Finished goods	951,870	663,637
Total inventories	$2,759,759	$2,599,351

NOTE 5 – BORROWINGS

The Company’s borrowings are payable to banks and governmental financial bureaus. The following summarizes the Company’s debt obligations and respective balances as of March 31, 2011 and December 31, 2010:

	March 31	December 31
	2011	2010
	(Unaudited)
Current:
Short-term bank borrowings, collateralized	$4,567,542	$5,135,870
Current portion of long-term borrowings, collateralized	6,097,468	6,039,833
Borrowings from governmental financial bureau, uncollateralized	154,771	153,308
	10,819,781	11,329,011
Non-current:
Long-term bank borrowings, collateralized	6,310,879	6,251,227
	$17,130,660	$17,580,238

(a) The long-term portion of the long-term bank borrowings mature in April, 2012.

(b) As of March 31, 2011, short-term borrowings of approximately USD1,976,000, were collateralized by accounts receivable, with an amount of approximately USD2,470,000.

(c) As of March 31, 2011, the balance of borrowings from Agricultural Bank of China (the “ABC”) was approximately USD15,000,000, among which, borrowings amounting to USD8,900,000 was collateralized by land use rights and buildings, while the others in an aggregate amount of USD6,100,000 were guaranteed by the CSPH’s 94.95% shares in Shenghuo.

(d) The weighted average interest rate for the borrowings at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current:
Short-term bank borrowings	5.33%	5.33%
Current portion of long-term borrowings	5.40%	5.40%
Borrowings from governmental financial bureau	-	-

Non-current:
Long-term bank borrowings	5.40%	5.40%

 (e) On May 2010, the Company was granted of a one-year line of credit, with an amount of approximately USD4,390,000, by CCB. The line of credit is collateralized by accounts receivable. The unused line of credit as of March 31, 2011 was approximately USD2,414,000 which required additional collaterals upon withdrawal.

NOTE 6 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income or (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Potentially dilutive securities for the periods ended March 31, 2011 and 2010 include 246,000 warrants. However, since the average market price of the related common stock for these two periods exceeds the exercise price, the warrants are considered as no dilutive effect in computation of earnings per share.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net income attributable to stockholders	$99,373	$2,355
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400
Basic and diluted earnings per share	$0.01	$0.00

NOTE 7 – CONCENTRATIONS

For the three months ended March 31, 2011, the Company had concentrations of purchases raw materials from three vendors accounting for 70% of total purchases and these three vendors accounting for 38% of total accounts payable as of March 31, 2011. Concentration of sales from one customer accounting for 16.7% of total sales for the three months ended March 31, 2011 and this customer had no balance of accounts receivable as of March 31, 2011.

Approximately 86% of the sales came from a single product, Xuesaitong Soft Capsules for the three months ended March 31, 2011.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitment

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent the land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately USD4,667,000 with a lease term of 20 years.

As of March 31, 2011, the operating lease commitment is summarized as below:

Year Ending December 31,	Amount
2011	$227,283
2012	227,283
2013	227,283
2014	227,283
2015	3,409,247
$4,318,379

(b) Capital Commitment

There is no significant capital commitment as of March 31, 2011.

NOTE 9– SUBSEQUENT EVENTS

In April 2011, the Company signed a loan agreement with Fudian Bank and obtained a short-term borrowing amounting to RMB8,000,000 (approximately $1,219,000), and mature on April 21, 2012.

In May, 2011, we renewed the factoring agreement with CCB to transfer our accounts receivable with full recourse and the proceeds received from CCB being recognized as collateralized borrowings. Under this renewed factoring agreement, CCB agrees to provide the Company a maximum of RMB30,400,000 (approximately $4,634,000) factoring advance between May 5, 2011 and May 4, 2012.

Except for the subsequent events mentioned above, the Company did not have any other significant subsequent events as of the issuance of the financial statements.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 86% and 92% of our sales for the three months ended March 31, 2011 and 2010 respectively.

We have expanded our real estate owned and deployed in our pharmaceutical operations by 107,231 square feet. This is a result of the construction of our 29,212 square feet new 7-storey office building for our executives and administrative staff. We also built a 78,020 square feet 7-storey adjacent building to be used as a training facility for sales and marketing team, 12 Ways team and our staff’s continuing education.  We intend to rent out 3 storeys of that building among which 15,931 square feet has been rented out for 4 years since April 2011 with annual rental of RMB532,800 ($81,450) for the first year and 5% increment for each year in the next three years.

Shenghuo Plaza and Zhonghuang Hotel

With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17-storey totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and train our professional beauticians. The Company believes this center is helpful to promote 12 Ways’ brand recognition and the sales of 12 Ways cosmetics. In addition, 12 Ways beauty products will be prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The balance of Shenghuo Plaza is used as a business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue.  The hotel is designed as per 4-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. The Company believes that Shenghuo Plaza is a sound investment that will generate cash flow to support the R&D and the pharmaceutical business of the Company. On November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, while Tianzhiheng Hotel Management Co., Ltd. ("Tianzhiheng") holds 20% equity interest, to operate the hotel together. Tianzhiheng is a professional hotel management company with rich experiences in hotel operation. The Company believes the cooperation with Tianzhiheng can complement the Company's lack of experience in the hotel management business and help the Company to operate the hotel better. While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB 250 million (approximately $38.1 million). Shenghuo Plaza has begun trial operations since January 2011 with certain interior decorating and outfitting being carried out on those floors not yet ready for guest occupancy. The other floors are now open to the public on a trial basis. The entire Shenghuo Plaza will be formally open to the public after we obtain our business license. According to the hotel industry practice in China, a hotel is allowed to be in trial operation for about half a year without a business license. In order to get the business license for Shenghuo Plaza, we must obtain the Inner Decoration Examination Certificate, Inner Building Environment Examination Certificate and Building Completion Examination Certificate which we expect to get by the end of this May, and the property ownership certificate which we expect to get in July. With a property ownership certificate, we intend to use Shenghuo Plaza and the two new office buildings as collateral for a new loan amounting to RMB 100 million (approximately 15 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below. We expect Shenghuo Plaza to generate approximately RMB 8 million (approximately $ 1.2 million) in annual net income commencing with the fiscal year of 2011. This cash flow will allow us to support our R&D development and otherwise advance our pharmaceutical operations. $0.3 million has been infused into Shenghuo Plaza and Zhonghuang Hotel for the three months ended March 31, 2011 and since the construction has been substantially completed as of March 31, 2011, no significant further expenditure would be expected.

As of March 31, 2011, we incurred a cost of approximately RMB 102.7 million (approximately $15.7 million) to build Shenghuo Plaza and the two new office buildings.  After we obtain a property ownership certificate of Shenghuo Plaza, we intend to use Shenghuo Plaza and the two new office buildings as collateral for a new loan amounting to RMB 100 million (approximately 15 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below.

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

The total operating lease amounted to approximately RMB 30.6 million (equals to approximately $ 4.7 million) with a lease term of 20 years. Our operating lease commitment is approximately $0.23 million for each of 2011, 2012, 2013 and 2014 and approximately $3.4 million for 2015.

In January of 2011, we submitted the plan of programming and design of the Resort.  It was approved by the Urban and Rural Planning Committee of Shilin County, which consists of, among others, the Secretary of Shilin County Party Committee, the head of Shilin County, deputy head of Shilin County, Construction Bureau, Land and Resource Bureau, Finance Bureau, Environment Protection Bureau of Shilin County and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre and so on, on March, 22, 2011. We anticipate that the whole Resort project will take 5 years to complete.  $91,180 has been infused into the Resort for the three months ended March 31, 2011 and approximately $3.7 million (equals to approximately RMB 24 million) is expected to be infused into the Resort during the rest of 2011.

New drug pipeline

•
Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, after which the phase II exploratory and enhanced clinical trials have commenced and completed in 2010.  However, due to the changes in clinical trials requirements, presently we are still making preparations for the phase III clinical trials which will be conducted in the second quarter of 2011. We anticipate Phase III clinical trials will be completed by the first half of 2012, after that the application for production approval will start. We expect to obtain production approval by the end of 2012 or the beginning of 2013. We expect to incur an estimated cost of approximately RMB 4 million (approximately $0.6 million) to run Phase III clinical trials in 2011 and 2012.

•
Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. We are planning to apply for clinical trials for it to State Food and Drug Administration (SFDA). Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2013. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time.  We expect to incur approximately RMB 300,000 (approximately $45,590) in 2011 and approximately RMB 2 to 3 million (approximately $0.3 million to $0.5 million) in 2012 and 2013 in connection with clinical trials.

Sh1002 - is designed to treat one of complications of diabetes mellitus: retinal vascular lesions. We submitted Investigational New Drug Application (IND) for Sh1002 to FDA in October 2010 and have been approved to start IND study after December 24, 2010. The application for clinical trials for Sh1002 in America has also been approved by FDA and the Phase I clinical trial is expected to start in April 2011. We plan to conduct the Phase I and Phase II clinical trials in America and then license our technology to a foreign pharmaceutical company, while retaining the China domestic marketing and the global manufacturing right of Sh1002. We expect to incur approximately $300,000 for Phase I clinical trial in 2011 and approximately $2 million for Phase II clinical trials in 2012.

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

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period.  As of March 31, 2011 and December 31, 2010, the stockholder’s equity reached approximately $2.2 million and $2.0 million and the Company has regained compliance with the continued listing standards ahead of more than one year.

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

With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang” - the brand under which our main product “Xuesaitong” Soft Capsule is sold and “Shenhuo” - the brand under which most of our products are sold. "Lixuwang", the trademark of Xuesaitong Soft Capsule, was awarded the Chinese Well-Known Trademark Honor by the State Administration for Industry and Commerce of China in 2010. This prestigious award gives China Shenghuo green path in anti-counterfeit campaign and intellectual property protection. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, and we believe we can benefit from developing and maintaining relationships with professionals within the industry, especially physicians and hospitals.

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the State Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 86% of our sales for the three months ended March 31, 2011.  In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogue (each, a “PIC”). A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue.  In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which took effect on July 1, 2010.  Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue.  Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment remain listed in the updated State Insurance Catalogue.  In order to mitigate the negative impact the removal from the State Insurance Catalogue may have on the Company, we have applied for provincial listing in 31 provinces. As of May 10, 2011, Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following sixteen provinces: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan.  The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for 72% in 2010 and 78.7 % for the three months ended March 31, 2011.  Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong,Shanxi,  Chongqing, Hubei, Sichuan, Xinjiang, Guizhou and Qinghai provinces and city where it generates a sales of 28% in 2010 and 20.8% for the three months ended March 31, 2011.  The 2010 Provincial Insurance Catalogs for the rest of the three provinces have not been announced. Thus, Xuesaitong Soft Capsules remains listed on their 2009 Provincial Insurance Catalogs and patients continue to be reimbursed. The sales of Xuesaitong Soft Capsules generated in these provinces account for 0.5% in 2010 and 0.4% for the three months ended March 31, 2011. Xuesaitong Soft Capsules accounted for approximately 90.9% of the Company's revenues in 2010. Should the Company fail to receive provincial approval in the major provinces in which it is sold, such failure could have a material adverse impact on the Company. The Company is in the process of developing a pipeline of proprietary formulations of other drug compounds. However, such formulations have not been finalized or submitted to State Food and Drug Administration (“SFDA”) for review and approval. This process is time-consuming and capital intensive and there is no assurance that SFDA will accept the data presented by the Company without requiring additional data and that, ultimately, the application for drug approval will be successful. Therefore, in the near term the Company is dependent on the sales of Xuesaitong Soft Capsules and on the efforts to get it listed on the Provincial Insurance Catalogs of the rest of the three provinces.

Further, the Department of Heath in China, which makes an independent assessment of the drugs available, publishes a “State Essential Drug List” as to what drugs are basic and prevalent and can satisfy the ordinary need for drugs to all the people. Patients purchasing medicines included in the “State Essential Drug List” are entitled to reimbursement of 90% of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. In addition to the State Essential Drug List, each of the 31 Chinese provinces is entitled to add about 100 drugs to its own Provincial Essential Drug List. A drug listed on the provincial list will result in the patient purchasing such drug to receive the same 90% reimbursement. The Company’s Xuesaitong Soft Capsule was listed on the “State Essential Drug List” in 2000 and 2004 which was updated every four years.  Xuesaitong Soft Capsule was not included in the State Essential Drug List updated in 2009 but has been listed in the Provincial Essential Drug List of the following four provinces and cities - Yunnan, Henan, Hunan and Tianjin.

The wholesale and retail prices of medicines that are included in the national and provincial insurance catalogs are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, or their provincial price control authorities. Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong and Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou and Qinghai provinces and cities, it is no longer subject to the state price control and provincial price controls in that twelve provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the nineteen provinces, its price is still subject to price control administered by the price control authorities in those provinces. Xuesaitong Soft Capsules is primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. We sell Xuesaitong Soft Capsules to wholesale companies who resell them to hospital pharmacies. Our three largest customers are Beijing Shangyao Aixin Weiye Medicine Co., Ltd.; Yunnan Medicine, Co., Ltd. and Tianjin Zhongxing Medicine Co., Ltd., all of which accounted for 4.6%, 7.6% and 16.7% of our sales for the period ended March 31, 2011.

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

As of March 31, 2011, our medicine marketing team maintains sales offices in approximately 25 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 693 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

We started to expand our business into the OTC market in selected areas around China since 2009. The gross sales of Lixuwang in the OTC market in Yunnan province amounted to RMB 2.5 million, resulting in a gross profit realized by the Company of approximately RMB1.4 million during the three months ended March 31, 2011. Based on these positive results, we will continue to expand our presence in the OTC market during the rest of 2011 in provinces such as Jiangsu, Fujian, Guangdong, Hunan, Liaoning, Shandong, Heilongjiang, Guangxi and Zhejiang. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

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

According to data from the China State Statistical Bureau, the total retail sales of Traditional Chinese Medicine ("TCM") and western medicines in China grew 23.5% on a year-over-year basis in 2010. This growth was driven by a number of favorable factors including the reform of the medical system in China, improving standards of living from an increase in disposable income, an aging population, the improving access and higher participation in the State Basic Medical Insurance System, and the increase in government spending on public health care.

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

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of March 31, 2011, we have opened approximately 1050 retail specialty counters in more than 50 cities throughout China, including main cities such as Beijing, Nanjing, Hangzhou, Suzhou, Jinan, Weifang Shenzhen and Zhengzhou, Jiaozuo, Golmud, Zibo, Luzhou, Sanmenxia, Daqing, Lanzhou, Chongqing, Kunming and so on. In addition, we are building a 12 Ways Chinese Herbal Beauty Demonstration Center by using two floors of Shenghuo Plaza. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and other services and train our professional beauticians. Management hopes that the opening of this center and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

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

Critical Accounting Policies and Estimates

Application of Critical Accounting Policies

We consider the policies discussed below as critical to understanding our Condensed Consolidated Financial Statements, as their application places the most significant demands on management’s judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclosed the impact of these different estimates on our operations. In certain instances, like revenue recognition, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.

Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 2 – Summary of significant accounting policies in the Condensed Consolidated Financial Statements.

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

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial adverse impact on our operating results

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010	Change ($)	Variance (%)
	Unaudited	Unaudited

Sales	$9,441,626	$7,907,002	1,534,624	19%
Cost of goods sold	3,805,692	2,076,353	1,729,339	83%
Gross profit	5,635,934	5,830,649	(194,715)	(3%)
Operating expenses:
Selling expenses	4,076,430	5,051,714	(975,284)	(19%)
General and administrative expenses	1,030,215	684,259	345,956	51%
Research and development expenses	121,725	80,851	40,874	51%
	5,228,370	5,816,824	(588,454)	(10%)
Income from operations	407,564	13,825	393,739	2,848%

Other expenses	(306,883)	(43,004)	(263,879)	614%
Income (loss) before income tax expenses	100,681	(29,179)	129,860	445%
Income taxes (expense) benefit	(14,980)	29,984	(44,964)	(150%)
Net Income	85,701	805	84,896	10,546%
Net loss attributable to non-controlling interests	(13,672)	(1,550)	(12,122)	782%
Net income attributable to stockholders	$99,373	$2,355	97,018	4,120%
Basic and diluted earnings per share	$0.01	$0.00	0.01	-
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the three months ended March 31, 2011 was approximately $9.4 million, an increase of approximately $1.5 million, or 19%, from approximately $7.9 million for the three months ended March 31, 2010. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing in Tianjin City and Yunnan Province as Xuesaitong was listed on the PIC list of Tianjin City since the second quarter in 2010 and the Company strengthened sales promotion in Yunnan Province.

Cost of goods sold: Our cost of goods sold for the three months ended March 31, 2011 was approximately $3.8 million, an increase of $1.7 million, or 83%, from approximately $2.1 million for the three months ended March 31, 2010. The increase in cost of goods sold was primarily due to the increase of purchase price of Sanqi which is the main raw material of our main product Xuesaitong. In addition, the Zhonghuang Hotel began trial operation since January 2011 which has contributed $0.4 million to the increase of cost of goods sold.

Gross profit: Our gross profit for the three months ended March 31, 2011 was approximately $5.6 million as compared with approximately $5.8 million for the three months ended March 31, 2010, a decrease of $0.2 million, or 3%. Gross profit as a percentage of revenues was approximately 59.7% for the three months ended March 31, 2011, a decrease of 14.0% from 73.7% for the three months ended March 31, 2010. The decrease in gross profit percentage was primarily due to the increase of cost of goods sold set forth above.

Selling expense: Selling expenses were approximately $4.1 million for the three months ended March 31, 2011, a decrease of $1.0 million, or 19%, from approximately $5.1 million for the three months ended March 31, 2010. The primary reason for the decrease in selling expenses was due to decrease of commission to sales representative as a result of change of sales commission policy which took effect since the second quarter of 2010.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $1.0 million for the three months ended March 31, 2011, an increase of $0.3 million, or 51%, from approximately $0.7 million for the three months ended March 31, 2010. The increase was primarily due to the increase of the management’s traveling expenses for expanding our sales channel. In addition, Zhonghuang Hotel began trial operation since January 2011 which has contributed $78,733 to the increase of general and administrative expense.

Research and development expense: Research and development expense for the three months ended March 31, 2011 was $121,725, as compared to $80,851 for the period ended March 31, 2010, an increase of approximately $40,874. The increase was primarily due to the increase in the expenditures for outside experts for the Sh1002’s registration to FDA since late 2009.

Other expenses: Other expenses were $306,883 for the three months ended March 31, 2011, which consisted of interest expense and non-operating expense, off set by subsidy income, interest income and non-operating income, an increase of $263,879, or 614%, from $43,004 for the three months ended March 31, 2010. The increase was mainly due to less subsidy income from provincial government as compared the same period in 2010.

Income tax (expense) benefit: Income tax expense was $14,980 for the three months ended March 31, 2011 as compared to income tax benefit of $29,984 for the three months ended March 31, 2010.  The tax expense was mainly for tax accrued for the profit of the Company.

Net income attributable to stockholders: Net income increased to $99,373 for the three months ended March 31, 2011 as compared to $2,355 for the three months ended March 31, 2010. Offset by the increase in raw material price and the expenses related to the trial operation of Shenghuo Plaza, the increase in net income was primarily due to decrease of selling expenses as a result of decrease of sales commission to sales representatives.

Liquidity and Capital Resources

General - As of March 31, 2011, we had cash and cash equivalents of approximately $1.4 million. In the period ended March 31, 2011, the Company achieved a net income of $85,701 although we suffered sharp increase of raw material’s price from 2010. Our consolidated current liabilities exceeded its consolidated current assets by approximately $15.4 million as of March 31, 2011, and approximately $15.3 million as of December 31, 2010. In order to continue as a going concern, the Company will need, among other things, additional capital resources. We have historically financed our business operations through bank loans, in addition to equity offerings. Management believe that the Company can continue as a going concern with loans from bank and cash generated from operation.

For the period ended March 31, 2011, we had net cash provided by operating activities of approximately $2.6 million, an increase of over approximately $0.6 million from approximately $2.0 million for the period ended March 31, 2010. We believe that we would be able to obtain more cash flows from operating activities by strengthen control on working capital management.

Cash flow

	Three months ended March 31,
	2011	2010
	Unaudited	Unaudited
	In thousands
Net cash provided by operating activities	$2,610	$2,022
Net cash used in investing activities	(2,291)	(3,073)
Net cash used in financing activities	(594)	(72)
Cash and cash equivalents at end of period	$1,409	$864

Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2011 was approximately $2.6 million, as compared to net cash provided by operating activities of approximately $2.0 million for the three months ended March 31, 2010. The increase in net cash provided by operating activities was primarily due to decrease in commission paid to sales representatives.

Investing Activities: Net cash used in investing activities was approximately $2.3 million for the three months ended March 31, 2011, as compared to net cash used in the amount of approximately $3.1 million for the three months ended March 31, 2010. The decrease in net cash used in investing activities was primarily due to decreases in capital expenditures, specifically, the construction of Shenghuo Plaza.

Financing Activities: Net cash used by financing activities was $593,741 for the three months ended March 31, 2011, as compared to net cash provided in the amount of $72,162 for the three months ended March 31, 2010. The increase in cash used was primarily due to the decrease of loans borrowed from banks.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by approximately $15.4 million as of March 31, 2011 and $15.3 million as of December 31, 2010.

As of March 31, 2011, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.3 million) were approximately $13.7 million, an increase of approximately $2.2 million, from approximately $11.5 million (net of allowance for doubtful accounts of approximately $2.3 million) as of December 31, 2010 which is in line with the increase in sales.

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

As of March 31, 2011, our accounts payable were approximately $8.2 million, a decrease of approximately $0.8 million, from approximately $9.0 million as of December 31, 2010. The decrease of accounts payable is mainly attributed to decrease for payable for the construction of new buildings.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we deliver the products to the customers. The deposits were approximately $4.8 million as of March 31, 2011 and approximately $4.9 million as of December 31, 2010.

Other payables and accrued expense, mainly consisted of accrued commission payable to the sales representatives, increased by approximately $1.4 million, from approximately $9.7 million as of December 31, 2010 to approximately $11.1 million as of March 31, 2011 due to the net effect of payment and accrual for commission for the three months ended March 31, 2011.

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

In April 2011, we have signed loan agreement with Fudian Bank and obtained a short-term borrowing amounting to RMB8 million (approximately $1.2 million) which will mature on April 21, 2012.

Further, in May, 2010, we renewed the factoring agreement with China Construction Bank (the “CCB”) to transfer our accounts receivable with full recourse and the proceeds received from CCB being recognized as collateralized borrowings. Under this renewed factoring agreement, CCB agrees to provide the Company a maximum of approximately RMB 28.8 million (equal to approximately $4.4 million) factoring advance until May 4, 2011. As of March 31, 2011, short-term borrowings, amounting to approximately RMB 13 million (approximately $2.0 million), were collateralized by accounts receivable, amounting to approximately RMB 16.2 million (approximately $2.5 million) under this factoring agreement.  This factoring agreement was renewed again in May, 2011. Under this renewed factoring agreement, CCB agrees to provide the Company a maximum of RMB30.4 million ($4.6 million) factoring advance between May 5, 2011 and May 4, 2012.

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

Off-Balance Sheet Commitment and Arrangements

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre to lease land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately $4.7 million with a lease term of 20 years. Up to approximately $ 4.3 million under this lease agreement would be paid in the coming 5 years.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gui Hua Lan and Mr. Raymond Wang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Wang concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010), our disclosure controls and procedures were not effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. (HB&M). Both the Company and HB&M filed motions to dismiss the complaint, but those motions were denied by the Court.  The substantive allegations of the amended consolidated complaint have previously been summarized in disclosures by the Company.

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

On March 18, 2011, The Court issued an Order and Judgement finally approving the Settlement of all claims and dismissing the complaint.

ITEM 1A. RISK FACTORS

Except as reflected in this Form 10-Q, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Factoring Agreement dated May 13, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Heping Branch, China Construction Bank (translated into English).

10.2	Loan contract dated April 22, 2011 by and between Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. and Fudian Bank (translated into English).

10.3	Guaranty Agreement on Pledge of Right dated April 22, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Fudian Bank (translated into English).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Registrant)

May 16, 2011	By:	/s/ Gui Hua Lan
Gui Hua Lan
Chief Executive Officer and Chairman of the Board