Form 10-Q
period 2011-06-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2011-08-15
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☐

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of August 11, 2011.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in USD)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,347,393	$1,669,387
Accounts and notes receivable, net	15,885,445	11,531,027
Other receivables, net	4,329,926	4,111,315
Advances to suppliers	538,593	580,168
Inventories	2,655,397	2,599,351
Due from related parties	268,275	190,614
Current deferred tax assets	1,098,492	833,568
Other current assets	215,568	208,111
Total current assets	26,339,089	21,723,541

Property, plant and equipment, net	21,801,751	21,069,139
Other non-current assets	2,466,924	2,554,193

Total assets	$50,607,764	$45,346,873
Liabilities and equity:
Current liabilities:
Accounts payable	$9,303,869	$8,964,404
Other payables and accrued expenses	10,955,786	9,699,857
Sales representative deposits	5,221,051	4,936,429
Due to related parties	-	79,864
Short-term borrowings	5,912,806	5,289,178
Advances from customers	4,258,431	1,158,649
Taxes payable and other current liabilities	1,172,635	881,506
Current portion of long-term borrowings	11,496,384	6,039,833
Total current liabilities	48,320,962	37,049,720
Long-term borrowings	-	6,251,227
Total liabilities	48,320,962	43,300,947
Commitments and contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares issued and outstanding, both periods	1,968	1,968
Additional paid-in capital	6,193,927	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(5,736,741)	(5,940,439)
Accumulated other comprehensive income	1,691,178	1,638,109
Total stockholder's equity	2,297,355	2,040,588
Non-controlling interest	(10,553)	5,338
Total equity	2,286,802	2,045,926
Total Liabilities and equity	$50,607,764	$45,346,873
See notes to condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in USD, except shares)

	Three Months Ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010

Sales	$10,896,460	$6,882,007	$20,338,086	$14,789,009
Cost of goods sold	4,007,216	2,488,623	7,812,908	4,564,976
Gross profit	6,889,244	4,393,384	12,525,178	10,224,033
Operating expenses:
Selling expenses	4,946,005	2,968,103	9,022,435	8,019,817
General and administrative expenses	1,241,460	915,189	2,271,675	1,599,448
Research and development expense	144,849	175,538	266,574	256,389
	6,332,314	4,058,830	11,560,684	9,875,654
Income from operations	556,930	334,554	964,494	348,379
Other income (expenses):
Subsidy income	147,144	7,964	154,742	161,562
Interest and other expense	(586,501)	(327,813)	(900,982)	(524,415)
	(439,357)	(319,849)	(746,240)	(362,853)
Income (loss) before income tax	117,573	14,705	218,254	(14,474)
Income tax expense	(12,183)	(52,615)	(27,163)	(22,631)
Net income (loss)	105,390	(37,910)	191,091	(37,105)
Net gain (loss) attributable to non-controlling interests	1,065	(6,718)	(12,607)	(8,268)
Net income (loss) attributable to stockholders	$104,325	$(31,192)	$203,698	$(28,837)
Comprehensive income (loss):
Net income (loss)	105,390	(37,910)	191,091	(37,105)
Foreign currency translation adjustment	29,991	4,583	49,785	4,914
Comprehensive income (loss):	$135,381	$(33,327)	$240,876	$(32,191)
Comprehensive income (loss) attributable to non-controlling interests	939	(4,986)	(15,891)	(7,173)
Comprehensive income (loss) attributable to stockholders	$134,442	$(28,341)	$256,767	$(25,018)
Basic and diluted earnings (loss) per share	$0.01	$(0.00)	$0.01	$(0.00)
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400

See notes to condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in USD)

	Six months ended June 30,
	2011	2010

Net cash provided by operating activities	$2,845,831	$1,461,492
Cash flows from investing activities:
Purchase of long-lived assets	(2,627,767)	(4,196,635)
Proceeds from disposal of property	170	212,373
Net cash used in investing activities	(2,627,597)	(3,984,262)

Cash flows from financing activities:
Proceeds from borrowings	10,934,766	21,382,467
Payments on borrowings	(11,486,507)	(19,510,878)
Net cash (used in) provided by financing activities	(551,741)	1,871,589

Effect of foreign currency fluctuation on cash and cash equivalents	11,513	2,729
Net decrease in cash and cash equivalents	(321,994)	(648,452)
Cash and cash equivalents at beginning of period	1,669,387	1,986,540
Cash and cash equivalents at end of period	$1,347,393	$1,338,088

Supplemental information
Cash paid for interest	$735,008	$331,511
Cash paid for income taxes	$70,616	$-

See notes to condensed consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

(a)	Nature of Business

China Shenghuo Pharmaceutical Holdings, Inc, (“CSPH”), incorporated in Delaware, United States of America, through its subsidiaries (collectively the “Company”), designs, develops, markets, sells and exports pharmaceutical, nutritional supplements, cosmetic products, and also engages in the hotel operating business mainly in the People’s Republic of China (“PRC”). The Company also conducts research and development using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total sales of the Company.

(b)	Organization

The CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. (“Shenghuo”). Shenghuo owns a 99% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), a 99% equity interest in Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”), a 98.18% interest in Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”).

On April 30, 2009, Shenghuo formed Shi Lin Shenghuo Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of June 30, 2011, Shi Lin does not generate any revenue.

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

The accompanying unaudited interim condensed consolidated financial statements (“condensed consolidated financial statements”) have been prepared in accordance with the accounting policies described in the Company’s Form 10-K filed on March 30, 2011 (“2010 Form 10-K”), and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2010 Form 10-K.

The condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern.  The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD21,982,000 as of June 30, 2011 and USD15,326,000 as of December 31, 2010.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event we are not able to obtain funding, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

The Company entered into a factoring agreement with Bank of China (“BOC”), to transfer accounts receivable with full recourse. The Company is required to repurchase the transferred accounts receivable, if any controversy arises on the accounts receivable, at a price of proceeds received from BOC less settled accounts receivable plus interest and other necessary penalty or expense.  The Company accounts for its transferred accounts receivable in accordance with Accounting Standard Codification (“ASC”) Topic 810, with the proceeds received from BOC being recognized as collateralized borrowings.

(d)	Income taxes

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

(e)	Revenue recognition

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

(f)	Property, plant and equipment

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

(g)	Fair value of financial instruments

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

(h)	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

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

(a) Segment reporting for the three months ended June 30, 2011 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total

Revenues from external customers	$10,043,123	$653,721	$-	$199,616	$10,896,460
Inter segment revenues	93,926	-	-	-	93,926
Interest revenues	2,046	301	25	68	2,440
Interest expense	(385,272)	(4,207)	(3)	(40)	(389,522)
Net interest revenues (expenses)	(383,226)	(3,906)	22	28	(387,082)
Depreciation and amortization	240,037	126,163	2,650	5,201	374,051
Segment profit (loss)	278,792	(40,020)	(83,673)	(10,482)	144,617
Other significant noncash items:
Provision and allowance	(44,058)	-	-	-	(44,058)
Segment assets as of June 30, 2011	$40,324,416	$12,439,001	$7,488,008	$1,421,331	$61,672,756

During the three months ended June 30, 2011 and 2010, the revenue from external customers in other segment was generated from the Cosmetic business.

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows,

For the three months ended June 30, 2011
Revenues
Total revenues for reportable segments	$10,990,386
Elimination of inter segment revenues	(93,926)
Total consolidated revenues	$10,896,460

Profit or loss
Total profit for reportable segments	$144,617
Other income	4,336
Other expense	(169,182)
Subsidy income	147,144
Elimination of inter segment profits	(9,342)
Income before income tax	$117,573

 (b) Segment reporting for the three months ended June 30, 2010 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total
Revenues from external customers	$6,630,752	$-	$-	$251,255	$6,882,007
Intersegment revenues	125,737	-	-	-	125,737
Interest revenues	2,297	-	184	81	2,562
Interest expense	(183,629)	-	-	(175)	(183,804)
Net interest revenues (expenses)	(181,332)	-	184	(94)	(181,242)
Depreciation and amortization	168,273	-	-	5,206	173,479
Segment profit (loss)	370,597	-	(9,531)	(166,746)	194,320
Other significant noncash items:
Provision and allowance	(17,781)	-	-	-	(17,781)
Segment assets as of December 31, 2010	$44,084,251	$-	$7,319,635	$1,695,353	$53,099,239

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

For the three months end June 30,2010
Revenues
Total revenues for reportable segments	$7,007,744
Elimination of inter segment revenues	(125,737)
Total consolidated revenues	$6,882,007

Profit or loss
Total profit (loss) for reportable segments	$194,320
Other income	86,805
Other expense	(252,525)
Subsidy income	7,964
Elimination of inter segment profits	(21,859)
Loss before income tax	$14,705

(c) Segment reporting for the six months ended June 30, 2011 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total

Revenues from external customers	$18,885,069	$1,067,717	$-	$385,300	$20,338,086
Inter segment revenues	202,756	-	-	-	202,756
Interest revenues	2,745	528	68	87	3,428
Interest expense	(715,068)	(6,643)	(11)	(123)	(721,845)
Net interest revenues (expenses)	(712,323)	(6,115)	57	(36)	(718,417)
Depreciation and amortization	441,446	202,917	5,267	10,339	659,969
Segment profit (loss)	502,400	(149,399)	(123,477)	24,843	254,367
Other significant noncash items:	-	-	-	-	-
Provision and allowance	(35,512)	-	-	-	(35,512)
Segment assets as of June 30, 2011	$40,324,416	$12,439,001	$7,488,008	$1,421,331	$61,672,756

During the six months ended June 30, 2011 and 2010, the revenue from external customers in other segment was generated from the Cosmetic business.

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows,

For the six months ended June 30, 2011
Revenues
Total revenues for reportable segments	$20,540,842
Elimination of inter segment revenues	(202,756)
Total consolidated revenues	$20,338,086

Profit or loss
Total profit or loss for reportable segments	$254,367
Other income	21,941
Other expense	(169,934)
Subsidy income	154,742
Elimination of inter segment profits	(42,862)
Income before income tax	$218,254

(d) Segment reporting for the six months ended June 30, 2010 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total
Revenues from external customers	$14,333,028	$-	$-	$455,981	$14,789,009
Intersegment revenues	209,714	-	-	-	209,714
Interest revenues	5,145	-	91	162	5,398
Interest expense	(445,044)	-	-	(392)	(445,436)
Net interest revenues (expenses)	(439,899)	-	91	(230)	(440,038)
Depreciation and amortization	347,428	-	-	13,235	360,663
Segment profit (loss)	148,299	-	(20,257)	(178,693)	(50,651)
Other significant noncash items:	-	-	-	-	-
Provision and allowance	-	-	-	-	-
Segment assets as of December 31, 2010	$44,084,251	$-	$7,319,635	$1,695,353	$53,099,239

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

For the six months end June 30,2010
Revenues
Total revenues for reportable segments	$14,998,723
Elimination of inter segment revenues	(209,714)
Total consolidated revenues	$14,789,009

Profit or loss
Total loss for reportable segments	$(50,651)
Other income	166,615
Other expense	(270,140)
Subsidy income	161,562
Elimination of inter segment profits	(21,860)
Loss before income tax	$(14,474)

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$862,557	$807,796
Work-in-process	702,229	1,127,918
Finished goods	1,090,611	663,637
	$2,655,397	$2,599,351

NOTE 5 – BORROWINGS

The Company’s borrowings are payable to banks and governmental financial bureaus. The following summarizes the Company’s debt obligations and respective balances as of June 30, 2011 and December 31, 2010:

	June 30	December 31
	2011	2010
	(Unaudited)
Current:
Short-term bank borrowings, collateralized	$5,871,809	$5,135,870
Current portion of long-term borrowings, collateralized	11,496,384	6,039,833
Borrowings from governmental financial bureau, uncollateralized	40,997	153,308
	17,409,190	11,329,011
Non-current:
Long-term bank borrowings, collateralized	-	6,251,227
	$17,409,190	$17,580,238

(a) As of June 30, 2011, the balance of borrowings from Agricultural Bank of China (the “ABC”) was approximately USD16,132,023, among which, borrowings amounting to USD10,723,778 was collateralized by land use rights and buildings, while the others in an aggregate amount of USD5,408,245 were guaranteed by the CSPH’s 94.95% shares in Shenghuo.

(b) As of June 30, 2011, short-term borrowings of approximately USD1,236,170 from Fudian Bank was collateralized by the Shenghuo’s patent.

(c) The weighted average interest rate for the borrowings at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Current:
Short-term bank borrowings	7.13%	5.33%
Current portion of long-term borrowings	5.40%	5.40%
Borrowings from governmental financial bureau	-	-

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

	June 30,	December 31,
	2011	2010
	(Unaudited)

Amounts due from related parties
Kun Ming Dianjiao Nutritional Supplements Co., Ltd. (“Dianjiao”)	$195,064	$190,614
Officers	73,211	-
	$268,275	$190,614

Amounts due to related parties
Officers	$-	$79,864

(a)	As of June 30, 2010, the amount due from Dianjiao, which is under common control with the Company was for business purpose, It was interest free and repaid on demand.

(b)	As of June 30, 2010, the amount due from the officers presented the advance made to the officers for the project of Shenghuo Plaza. It was interest free and repaid on demand.

NOTE 7 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Unaudited)

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income or (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Potentially dilutive securities for the periods ended June 30, 2011 and 2010 include 246,000 warrants. However, since the average market price of the related common stock for these two periods exceeds the exercise price, the warrants are considered as no dilutive effect in computation of earnings per share.

	Three Months Ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010

Net income (loss) attributable to stockholders	$104,325	$(31,192)	$203,698	$(28,837)
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400
Basic and diluted earnings (loss) per share	0.01	(0.00)	0.01	(0.00)

NOTE 8 – CONCENTRATIONS

For the three  and six months ended June 30, 2011, the Company had concentrations of purchases raw materials from three vendors accounting for 70% and 65% respectively of total purchases, as compared to approximately 69% and 63% of total purchase for the three  and six months ended June 30, 2010, respectively.

Concentration of sales from one customer accounting for 16% and 17% of total sales for the three and six months ended June 30, 2011, as compared to 14% and 11% of total sales for the three months and six months ended June 30, 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company had no significant concentration on accounts receivable.

Approximately 86% of the sales came from a single product, Xuesaitong Soft Capsules for the three months and six months ended June 30, 2011, as compared to approximately 76% and 85% for the three months and six months ended June 30, 2010, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent the land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately USD4,731,000 with a lease term of 20 years.

As of June 30, 2011, the operating lease commitment is summarized as below:

Year Ending December 31,	Amount
July 1 to December 31, 2011	$95,996
2012	230,391
2013	230,391
2014	230,391
2015	3,590,264
$4,377,433

(b)	Capital Commitment

As of June 30, 2011, we have a capital commitment of USD344,227 related to the Shenghuo Plaza project. Such amount is expected to be paid in the third quarter of 2011.

There are no other significant capital commitments as of June 30, 2011 except the aforementioned item.

NOTE 10 – SUBSEQUENT EVENTS

In July 2011, we entered in to a factoring agreement with BOC to transfer our accounts receivable with full recourse and the proceeds received from BOC being recognized as collateralized borrowings. Under this renewed factoring agreement, BOC agrees to provide the Company a maximum of RMB30,000,000 (approximately USD4,636,000) factoring advance between July 29, 2011 and July 28, 2012.

Except for the subsequent event mentioned as above, the Company did not have any other significant subsequent events as of the issuance of the financial statements.

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

Overview
We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 86% and 85% of our sales for the six months ended June 30, 2011 and 2010 respectively.

We have expanded our real estate owned and deployed in our pharmaceutical operations by 107,231 square feet. This is a result of the construction of our 29,212 square feet new 7-storey office building for our executives and administrative staff. We also built a 78,020 square feet 7-storey adjacent building to be used as a training facility for sales and marketing team, 12 Ways team and our staff’s continuing education.  These two new office buildings were built at a cost of approximately RMB 26 million (approximately $4 million) by using cash flow from our operations and are debt free.  We rented out the 3rd floor and part of the 4th floor of the training facility building totaling an area of 15,931 square feet for a term of four years. The lease began in April 2011 with an annual rental of RMB532,800 ($81,450) for the first year and 5% increment for each year in the next three years.

Shenghuo Plaza and Zhonghuang Hotel
With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17-storey totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and train our professional beauticians. The Company believes this center will be helpful to promote 12 Ways’ brand recognition and the sales of 12 Ways cosmetics. In addition, 12 Ways beauty products will be prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The decoration of those floors hasn’t finished yet. The balance of Shenghuo Plaza is used as a business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue.  The hotel is designed as per 4-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. The Company believes that Shenghuo Plaza is a sound investment that will generate cash flow to support the R&D and the pharmaceutical business of the Company. On November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, while Tianzhiheng Hotel Management Co., Ltd. ("Tianzhiheng") holds 20% equity interest, to operate the hotel together. Tianzhiheng is a professional hotel management company with rich experiences in hotel operation. The Company believes the cooperation with Tianzhiheng can complement the Company's lack of experience in the hotel management business and help the Company to operate the hotel better. As of June 30, 2011, we incurred a cost of approximately RMB 78.7 million (approximately $12.2 million) to build Shenghuo Plaza.  While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB 250 million (approximately $38.6 million). Shenghuo Plaza has begun trial operations since January 2011 with certain interior decorating and outfitting being carried out on those floors not yet ready for guest occupancy. The other floors are now open to the public on a trial basis. The entire Shenghuo Plaza will be formally open to the public after we obtain our business license. In order to get the business license for Shenghuo Plaza, we must obtain the Inner Decoration Examination Certificate, Inner Building Environment Examination Certificate and Building Completion Examination Certificate. As of June 30, 2011, part of the inner decoration of three out of seventeen storeys is still in progress which we expect to be completed by the end of the third quarter 2011. We will apply for all the foregoing certificates and the ownership certificate once the Shenghuo Plaza gets the final acceptance report which we expect to get by the end of 2011. With a property ownership certificate, we intend to use Shenghuo Plaza and the two new office buildings as collateral for a new loan amounting to RMB 100 million (approximately $15 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below. We expect Shenghuo Plaza to generate approximately RMB 2.4 million (approximately $0.37 million) in annual net income commencing with the fiscal year of 2011. This cash flow will allow us to support our R&D development and otherwise advance our pharmaceutical operations. $0.6 million has been infused into Shenghuo Plaza and Zhonghuang Hotel for the six months ended June 30, 2011 and since the construction has been substantially completed as of June 30, 2011, no significant further expenditure would be expected.

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

In an effort to reduce costs of raw materials used in our medicinal products, we have grown the medicinal herb Banlangen and Danshen, which are used in the production of our Banlangen Tablets/Grains and Danshen Tablets, on 197.6 acres (1,200 Mu) and 16.5 acres (100 Mu), respectively. We expect to harvest them by the end of this year.  We have also constructed green houses within the Resort in which the medicinal herb Sanqi are grown on 3.3 acres (20 Mu) beginning during the second quarter of 2011, which we expect to harvest in 2014.

The total operating lease amounted to approximately RMB 30.6 million (equals to approximately $4.7 million) with a lease term of 20 years. Our operating lease commitment is approximately $0.1 million for the rest of 2011, and $0.23 million for each of 2012, 2013 and 2014 and approximately $3.6 million for 2015.

In January of 2011, we submitted the plan of programming and design of the Resort.  It was approved by the Urban and Rural Planning Committee of Shilin County, which consists of, among others, the Secretary of Shilin County Party Committee, the head of Shilin County, deputy head of Shilin County, Construction Bureau, Land and Resource Bureau, Finance Bureau, Environment Protection Bureau of Shilin County and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre and so on, on March, 22, 2011. We anticipate that the whole Resort project will take 5 years to complete. $224,144 has been infused into the Resort for the six months ended June 30, 2011 and approximately $3.7 million (equals to approximately RMB 24 million) is expected to be infused into the Resort if getting the approval from Shilin Bureau of State Land and Resources.

New drug pipeline


Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, after which the phase II exploratory and enhanced clinical trials have commenced and completed in 2010.  However, due to the changes in clinical trials requirements, currently we have entered into an agreement with a clinical study company for this purpose phase III clinical trails. We anticipate Phase III clinical trials will begin by the end of third quarter of 2011 and be completed by the first half of 2012, after that the application for production approval will start. We expect to obtain production approval by the end of 2012 or the beginning of 2013. We expect to incur an estimated cost of approximately RMB 4 million (approximately $0.6 million) to run Phase III clinical trials in 2011 and 2012.


Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. We are planning to apply for clinical trials for it to State Food and Drug Administration (SFDA). Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2013. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time.  We expect to incur approximately RMB 300,000 (approximately $46,000) in 2011 and approximately RMB 2 to 3 million (approximately $0.3 million to $0.5 million) in 2012 and 2013 in connection with clinical trials.

Sh1002 - is designed to treat one of complications of diabetes mellitus: retinal vascular lesions. We submitted Investigational New Drug Application (IND) for Sh1002 to FDA in October 2010 and have been approved to start IND study after December 24, 2010. The application for clinical trials for Sh1002 in America has also been approved by FDA and the Phase I clinical trial has been started in the second quarter of 2011. We plan to conduct the Phase I and Phase II clinical trials in America and then license our technology to a foreign pharmaceutical company, while retaining the China domestic marketing and the global manufacturing right of Sh1002. We expect to incur approximately $300,000 for Phase I clinical trial in 2011 and approximately $2 million for Phase II clinical trials in 2012. As of June 30, 2011, approximately $90,000 have been expended for Phase I clinical trial.

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

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period.  As of June 30, 2011 and December 31, 2010, the stockholder’s equity reached approximately $2.3 million and $2.0 million and the Company has regained compliance with this continued listing standards ahead of more than one year.

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

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the State Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 86% of our sales for the six months ended June 30, 2011.  In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogue (each, a “PIC”). A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue.  In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which took effect on July 1, 2010.  Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue.  Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment remain listed in the updated State Insurance Catalogue.  In order to mitigate the negative impact the removal from the State Insurance Catalogue may have on the Company, we have applied for provincial listing in 31 provinces. As of July 26, 2011, Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following sixteen provinces: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan.  The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for 72% in 2010 and 76 % for the six months ended June 30, 2011. Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of the following 15 provinces: Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong,Shanxi,  Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan provinces and city where it generated a sales of 28% in 2010 and 24% for the six months ended June 30, 2011. Xuesaitong Soft Capsules accounted for approximately 86% of the Company's revenues in the six months period ended June 30,  2011. We expect to improve our sales effort in those sixteen provinces in which Xuesaitong has been listed on their PICs. The Company is in the process of developing a pipeline of proprietary formulations of other drug compounds. However, such formulations have not been finalized or submitted to State Food and Drug Administration (“SFDA”) for review and approval. This process is time-consuming and capital intensive and there is no assurance that SFDA will accept the data presented by the Company without requiring additional data and that, ultimately, the application for drug approval will be successful. Therefore, in the near term the Company is dependent on the sales of Xuesaitong Soft Capsules.

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

The wholesale and retail prices of medicines that are included in the national and provincial insurance catalogs are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, or their provincial price control authorities. Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong and Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan provinces and cities, it is no longer subject to the state price control and provincial price controls in those fifteen provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the sixteen provinces, its price is still subject to price control administered by the price control authorities in those provinces. Xuesaitong Soft Capsules is primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. We sell Xuesaitong Soft Capsules to wholesale companies who resell them to hospital pharmacies. Our three largest customers are Tianjin Zhongxing Medicine Co., Ltd., Guangzhou Medicine, Co., Ltd. and Yunnan Pharmaceutical Co., Ltd., all of which accounted for 17.47% , 8.11% and 9.10% of our sales for the six months ended June 30, 2011 respectively.

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

As of June 30, 2011, our medicine marketing team maintains sales offices in approximately 25 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 693 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

We started to expand our business into the OTC market in selected areas around China since 2009. The gross sales of Lixuwang in the OTC market in Yunnan province amounted to RMB 5.4 million, resulting in a gross profit realized by the Company of approximately RMB 3.7 million during the six months ended June 30, 2011. Based on these positive results, we will continue to expand our presence in the OTC market during the rest of 2011 in provinces such as Jiangsu, Fujian, Guangdong, Hunan, Liaoning, Shanghai, Shandong, Heilongjiang, Gansu, Beijing, Hebei and Hubei. Among them, Guangdong, Hunan and Liaoning are making greater contributions to the OTC market.  As of June 30, 2011, in addition to the 2,650 chain drugstores in Yunnan province, we have established sales relations with 4,713 chain drugstores in the above twelve provinces and cities.  The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

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

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of June 30, 2011, we have opened approximately 1100 retail specialty counters in more than 53 cities throughout China, including main cities such as Beijing, Shanghai, Nanjing, Hangzhou, Suzhou, Jinan, Weifang Shenzhen, Zhengzhou, Jiaozuo, Golmud, Zibo, Luzhou, Sanmenxia, Daqing, Lanzhou, Chongqing, Changchun, Jiujiang, Kunming and so on. In addition, we are building a 12 Ways Chinese Herbal Beauty Demonstration Center by using two floors of Shenghuo Plaza. The decoration for those two floors hasn’t finished yet. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and other services and train our professional beauticians. Management hopes that the opening of this center and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

There is potential for growth in production and sales due to the growth of new products and expansion of new channels into urban and rural communities. However, it will be uncertain which of our new products will pass the applicable tests and get clinical approval without difficulty because of the uncertainty of test results and clinical approvals. Over the last three years, the price of the main raw material we use - Sanchi - has been fluctuating, which will likely increase our cost of product sold. In addition, our expected increased expenses for research and development, marketing and sales may have an adverse effect on future profit levels and available cash resources.

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

Results of Operations

(a) Three Months Ended June 30, 2011 and 2010

The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011	2010	Change ($)	Variance (%)
	Unaudited	Unaudited
Sales	$10,896,460	$6,882,007	4,014,453	58%
Cost of goods sold	4,007,216	2,488,623	1,518,593	61%
Gross profit	6,889,244	4,393,384	2,495,860	57%
Operating expenses:
Selling expenses	4,946,005	2,968,103	1,977,902	67%
General and administrative expenses	1,241,460	915,189	326,271	36%
Research and development expenses	144,849	175,538	(30,689)	(17%)
	6,332,314	4,058,830	2,273,484	56%
Income from operations	556,930	334,554	222,376	66%

Other expenses	(439,357)	(319,849)	(119,508)	37%
Income before income tax expenses	117,573	14,705	102,868	700%
Income taxes expense	(12,183)	(52,615)	40,432	(77)%
Net income (loss)	105,390	(37,910)	143,300	(378)%
Net income (loss) attributable to non-controlling interests	1,065	(6,718)	7,783	(116)%
Net income (loss) attributable to stockholders	$104,325	$(31,192)	135,517	(434)%
Basic and diluted earnings (loss) per share	$0.01	$(0.00)	0.01	-
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the three months ended June 30, 2011 was approximately $10.9 million, an increase of approximately $4.0 million, or 58%, from approximately $6.9 million for the three months ended June 30, 2010. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing in Tianjin City and Yunnan Province as Xuesaitong was listed on the PIC list of Tianjin City since the second quarter in 2010 and the Company strengthened sales promotion in Yunnan Province.

Cost of goods sold: Our cost of sales for the three months ended June 30, 2011 was approximately $4.0 million, an increase of $1.5 million, or 61%, from approximately $2.5 million for the three months ended June 30, 2010. The increase in cost of sales was due to the increase of the sales volume and the purchase price of Sanqi which is the main raw material of our main product Xuesaitong. Although we have started to grow Sanqi within the Resort, we will not be able to harvest until 2014 because it has a three year growth cycle. In addition, the Zhonghuang Hotel began trial operation since January 2011 which has contributed $0.6 million to the increase of cost of sales.

Gross profit: Our gross profit for the three months ended June 30, 2011 was approximately $6.9 million as compared with approximately $4.4 million for the three months ended June 30, 2010, an increase of $2.5 million, or 57%. Gross profit as a percentage of revenues was approximately 63% for the three months ended June 30, 2011, a decrease of 1% from 64% for the three months ended June 30, 2010. The slightly decrease in gross profit percentage was primarily due to the increase of cost of sales as set forth above.

Selling expense: Selling expenses were approximately $4.9 million for the three months ended June 30, 2011, an increase of $1.9 million, or 67%, from approximately $3.0 million for the three months ended June 30, 2010. The primary reason for the increase in selling expenses was due to increase of sales commission to sales representative in line with the sales increment.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $1.2 million for the three months ended June 30, 2011, an increase of $0.3 million, or 36%, from approximately $0.9 million for the three months ended June 30, 2010. The increase was primarily due to the increase of the management’s traveling and conference expenses for expanding our sales channel. In addition, Zhonghuang Hotel began trial operation since January 2011 which has contributed $78,100 to the increase of general and administrative expense.

Research and development expense: Research and development expense for the three months ended June 30, 2011 was $144,849, as compared to $175,538 for the three months ended June 30, 2010, a decrease of approximately $30,689. The decrease was primarily due to the expenditures in the second quarter of 2010 for outside experts for trial test for Dencichine amounted to $98,240.

Other expenses: Other expenses were $439,357 for the three months ended June 30, 2011, which consisted of interest expense and non-operating expense, offset by subsidy income, interest income and non-operating income, an increase of $119,508, or 37%, from $319,849 for the three months ended June 30, 2010. The increase was mainly due to more interest expenses occurred as compared the same period in 2010.

Income tax expense: Income tax expense was $12,183 for the three months ended June 30, 2011 as compared to income tax expense of $52,615 for the three months ended June 30, 2010. The tax expense was mainly from medicine segment of the Company and the deferred assets benefit from provisions for inventory.

Net income (loss) attributable to shareholders: Net income increased to $104,325 for the three months ended June 30, 2011 as compared to the net loss of $31,192 for the three months ended June 30, 2010. Offset by the increase in raw material price and the expenses related to the trial operation of Shenghuo Plaza, the increase in net income was primarily due to less operating expenses increment as compared to the sales amount.

(b) Six Months Ended June 30, 2011 and 2010

The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011	2010	Change ($)	Variance (%)
	Unaudited	Unaudited
Sales	$20,338,086	$14,789,009	5,549,077	38%
Cost of goods sold	7,812,908	4,564,976	3,247,932	71%
Gross profit	12,525,178	10,224,033	2,301,145	23%
Operating expenses:
Selling expenses	9,022,435	8,019,817	1,002,618	13%
General and administrative expenses	2,271,675	1,599,448	672,227	42%
Research and development expenses	266,574	256,389	10,185	4%
	11,560,684	9,875,654	1,685,030	17%
Income from operations	964,494	348,379	616,115	177%

Other expenses	(746,240)	(362,853)	(383,387)	106%
Income (loss) before income tax expenses	218,254	(14,474)	232,728	(1608)%
Income taxes expense	(27,163)	(22,631)	(4,532)	20%
Net income (loss)	191,091	(37,105)	228,196	(615)%
Net loss attributable to non-controlling interests	(12,607)	(8,268)	(4,339)	52%
Net income (loss) attributable to stockholders	$203,698	$(28,837)	232,535	(806)%
Basic and diluted earnings (loss) per share	$0.01	$(0.00)	0.01	-
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the six months ended June 30, 2011 was approximately $20.3 million, an increase of approximately $5.5 million, or 38%, from approximately $14.8 million for the six months ended June 30, 2010. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing in Tianjin City, Jiangsu, Guangdong and Yunnan Province as Xuesaitong was listed on the PIC list of Tianjin City since the second quarter in 2010 and the Company strengthened sales promotion in Yunnan Province. The Company also strengthened the OTC market development in 2011.

Cost of goods sold: Our cost of sales for the six months ended June 30, 2011 was approximately $7.8 million, an increase of $3.2 million, or 71%, from approximately $4.6 million for the six months ended June 30, 2010. The increase in cost of sales was due to the increase of the sales volume and the purchase price of Sanqi which is the main raw material of our main product Xuesaitong. Although we have started to grow Sanqi within the Resort, we will not be able to harvest until 2014 because it has a three year growth cycle.  In addition, the Zhonghuang Hotel began trial operation since January 2011 which has contributed $1.0 million to the increase of cost of sales.

Gross profit: Our gross profit for the six months ended June 30, 2011 was approximately $12.5 million as compared with approximately $10.2 million for the six months ended June 30, 2010, an increase of $2.3 million, or 23%. Gross profit as a percentage of revenues was approximately 62% for the six months ended June 30, 2011, a decrease of 7% from 69% for the six months ended June 30, 2010. The decrease in gross profit percentage was primarily due to the increase of cost of sales set forth above.

Selling expense: Selling expenses were approximately $9.0 million for the six months ended June 30, 2011, an increase of $1.0 million, or 13%, from approximately $8.0 million for the six months ended June 30, 2010. The primary reason for the increase in selling expenses  was not in line with sales increment mainly due to decrease of commission to sales representative as a result of change of sales commission policy which took effect since the second quarter of 2010.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $2.3 million for the six months ended June 30, 2011, an increase of $0.7 million, or 42%, from approximately $1.6 million for the six months ended June 30, 2010. The increase was primarily due to the increase of the management’s traveling expenses and conference expenses for expanding our sales channel. In addition, Zhonghuang Hotel began trial operation since January 2011 which has contributed $156,833 to the increase of general and administrative expense.

Research and development expense: Research and development expense for the six months ended June 30, 2011 was $266,574, as compared to $256,389 for the period ended June 30, 2010, an increase of approximately $10,185.

Other expenses: Other expenses were $746,240 for the six months ended June 30, 2011, which consisted of interest expense and non-operating expense, offset by subsidy income, interest income and non-operating income, an increase of $383,387, or 106%, from $362,853 for the six months ended June 30, 2010. The increase was mainly due to less subsidy income from provincial government as compared the same period in 2010 and more interest expenses in the first half year of 2011.

Income tax expense: Income tax expense was $27,163 for the six months ended June 30, 2011 as compared to $22,631 for the six months ended June 30, 2010.  The income tax expense was mainly from medicine business for the Company.

Net income (loss) attributable to shareholders: Net income increased to $203,698 for the six months ended June 30, 2011 as compared to the net loss of $28,837 for the six months ended June 30, 2010. Offset by the increase in raw material price and the expenses related to the trial operation of Shenghuo Plaza, the increase in net income was primarily due to decrease of sales commission to sales representatives as a percentage of sales.

Liquidity and Capital Resources

General - As of June 30, 2011, we had cash and cash equivalents of approximately $1.3 million.  In the six months ended June 30, 2011, the Company achieved a net income of $191,091 although we suffered sharp increase of raw materials’ price from 2010. Our consolidated current liabilities exceeded consolidated current assets by approximately $22.0 million as of June 30, 2011, and approximately $15.3 million as of December 31, 2010.   In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event we are not able to obtain funding, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying condensed consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

For the six months ended June 30, 2011, we had net cash provided by operating activities of approximately $2.8 million, an increase of over approximately $1.3 million from approximately $1.5 million for the six months ended June 30, 2010. We believe that we will be able to obtain more cash flows from operating activities by strengthen control on working capital management.

Cash flow
	Six months ended June 30,
	2011	2010
	Unaudited	Unaudited
	In thousands
Net cash provided by operating activities	$2,846	$1,461
Net cash used in investing activities	(2,628)	(3,984)
Net cash used in (provided by) financing activities	(552)	1,872
Cash and cash equivalents at end of period	$1,347	$1,338

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2011 was approximately $2.8 million, as compared to net cash provided by operating activities of approximately $1.5 million for the six months ended June 30, 2010. The increase in net cash provided by operating activities was primarily due to increase of $3.4 million in payables to suppliers and advance from customers in 2011 compared to a decrease of $0.3 million in 2010.

Investing Activities: Net cash used in investing activities was approximately $2.6 million for the six months ended June 30, 2011, as compared to net cash used in the amount of approximately $4.0 million for the six months ended June 30, 2010. The decrease in net cash used in investing activities was primarily due to decreases in capital expenditures, specifically, the construction of Shenghuo Plaza.

Financing Activities: Net cash used by financing activities was $0.6 for the six months ended June 30, 2011, as compared to net cash provided in the amount of $1.9 for the six months ended June 30, 2010. The increase in cash used was primarily due to the decrease of loans borrowed from banks.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by approximately $22.0 million as of June 30, 2011 and $15.3 million as of December 31, 2010.

As of June 30, 2011, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.3 million) were approximately $15.9 million, an increase of approximately $4.4 million, from approximately $11.5 million (net of allowance for doubtful accounts of approximately $2.3 million) as of December 31, 2010 which is in line with the increase in sales.

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

As of June 30, 2011, our accounts payable were approximately $9.3 million, an increase of approximately $0.3 million, from approximately $9.0 million as of December 31, 2010. The increase of accounts payable is in line with the increase of cost.

As of June 30, 2011, our advance from customers increased from $1.2 million in 2010 to $4.3 million in 2011. The increase of was mainly due to the largest customer Tianjin Zhongxing Medicine Co., Ltd. prepaid an amount of $2.6 million to us for Lixuewang purchasing.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we deliver the products to the customers. The deposits were approximately $5.2 million as of June 30, 2011 and approximately $4.9 million as of December 31, 2010.

Other payables and accrued expense, mainly consisted of accrued commission payable to the sales representatives, increased by approximately $1.3 million, from approximately $9.7 million as of December 31, 2010 to approximately $11.0 million as of June 30, 2011 due to the net effect of payment and accrual for commission for the six months ended June 30, 2011.

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

In April 2011, we signed loan agreement with Fudian Bank and obtained a short-term borrowing amounting to RMB8 million (approximately $1.2 million) between April 22, 2011 and April 21, 2012. This short-term borrowing was collateralized by the Shenghuo’s patent - a Method of Synthetic Preparation of Dencichine for Treatment of Bleeding (No. ZL00109992.2).

Further, in July, 2011, we entered into a factoring agreement with Bank of China (the “BOC”) to transfer our accounts receivable with full recourse and the proceeds received from BOC being recognized as collateralized borrowings. Under this renewed factoring agreement, BOC agrees to provide the Company a maximum of approximately RMB 30 million (equal to approximately $4.6 million) factoring advance until July 28, 2012.

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

Off-Balance Sheet Commitment and Arrangements

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre to lease land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately $4.7 million with a lease term of 20 years. Up to approximately $4.4 million under this lease agreement would be paid in the coming 5 years.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Feng Lan and Mr. Raymond Wang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Wang concluded that despite our hiring of a CFO who is familiar with U.S. GAAP in this April, more training offered to our staff and improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010), our disclosure controls and procedures were not effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit – In 2008, putative class action lawsuits were asserted against the Company and certain other parties in the United States District Court for the Southern District of New York (the “Court”). On February 12, 2009, an amended complaint was served on the Company by new lead counsel for the class, consolidating the putative class actions and bearing the caption Beni Varghese, Individually and on Behalf of All Other Similarly Situated v. China Shenghuo Pharmaceutical Holdings, Inc., et al., Index No. 1:08 CIV. 7422. The defendants include the Company, the Company’s controlling shareholders, Lan’s International Medicine Investment Co., Limited, the Company’s former chief executive officer, Gui Hua Lan, the Company’s former chief financial officer, Qiong Hua Gao, and the Company’s former independent registered public accounting firm, Hansen, Barnett & Maxwell, P.C. (HB&M). Both the Company and HB&M filed motions to dismiss the complaint, but those motions were denied by the Court.  The substantive allegations of the amended consolidated complaint have previously been summarized in disclosures by the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
10.1	Loan Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China (translated into English).

10.2	Mortgage Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China (translated into English).

10.3	Pledge Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China (translated into English).

10.4	Factoring Agreement, dated July 29, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Bank of China, Yunnan Branch (translated into English).

10.5	Short Term Domestic Credit Insurance, dated May 4, 2011, between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Ping An Insurance Company (translated into English).

10.6	Agreement on Indemnities Transfer, dated May 5, 2011, between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Ping An Insurance Company (translated into English).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

August 15, 2011	By:	/s/ Feng Lan
Feng Lan
Chief Executive Officer and President