Form 10-Q
period 2011-09-30
China Shenghuo Pharmaceutical Holdings Inc
filed 2011-11-14
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of November 14, 2011.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in USD)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,936,948	$1,669,387
Restricted Cash	314,718	-
Accounts and notes receivable, net of allowance of 2,355,552 and 2,260,505 for 2011 and 2010, respectively	15,895,009	11,531,027
Other receivables, net of allowance of 3,292,772 and 3,159,623 for 2011 and 2010, respectively	4,271,421	4,111,315
Advances to suppliers	590,735	580,168
Inventories	2,102,299	2,599,351
Due from related parties	201,077	190,614
Current deferred tax assets	1,133,114	833,568
Other current assets	135,549	208,111
Total current assets	28,580,870	21,723,541

Property, plant and equipment, net	22,586,801	21,069,139
Other non-current assets	2,395,763	2,554,193
Total assets	$53,563,434	$45,346,873

Liabilities and equity:
Current liabilities:
Accounts payable	$8,643,563	$8,964,404
Other payables and accrued expenses	12,133,317	9,699,857
Sales representative deposits	5,532,182	4,936,429
Due to related parties	-	79,864
Short-term borrowings	16,864,031	5,289,178
Advances from customers	1,337,319	1,158,649
Taxes payable and other current liabilities	1,071,970	881,506
Current portion of long-term borrowings	6,199,940	6,039,833
Total current liabilities	51,782,322	37,049,720
Long-term borrowings	-	6,251,227
Total liabilities	51,782,322	43,300,947
Commitments and contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares issued and outstanding	1,968	1,968
Additional paid-in capital	6,077,003	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(6,243,196)	(5,940,439)
Accumulated other comprehensive income	1,677,434	1,638,109
Total stockholder's equity	1,660,232	2,040,588
Non-controlling interest	120,880	5,338
Total equity	1,781,112	2,045,926
Total Liabilities and equity	$53,563,434	$45,346,873

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in USD, except shares)

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010

Sales	$10,910,079	$8,551,182	$31,248,165	$23,340,191
Cost of goods sold	3,936,610	2,996,674	11,749,518	7,561,650
Gross profit	6,973,469	5,554,508	19,498,647	15,778,541
Operating expenses:
Selling expenses	5,233,061	3,849,347	14,255,496	11,869,164
General and administrative expenses	1,366,711	894,301	3,638,386	2,493,749
Research and development expense	321,297	160,795	587,871	417,184
	6,921,069	4,904,443	18,481,753	14,780,097
Income from operations	52,400	650,065	1,016,894	998,444
Other income (expenses):
Subsidy income	1,011	492,451	155,753	654,013
Interest and other expense	(593,459)	(193,908)	(1,494,441)	(718,323)
	(592,448)	298,543	(1,338,688)	(64,310)
(Loss) income before income tax	(540,048)	948,608	(321,794)	934,134
Income tax benefit (expense)	37,949	(118,370)	10,786	(141,001)
Net (loss) income	(502,099)	830,238	(311,008)	793,133
Net income (loss) attributable to non-controlling interests	4,355	42,581	(8,252)	34,313
Net (loss) income attributable to stockholders	$(506,454)	$787,657	$(302,756)	$758,820
Comprehensive income (loss):
Net (loss) income	(502,099)	830,238	(311,008)	793,133
Foreign currency translation adjustment	(9,388)	21,221	40,397	26,135
Comprehensive (loss) income:	$(511,487)	$851,459	$(270,611)	$819,268
Comprehensive gain (loss) attributable to non-controlling interests	8,711	42,617	(7,180)	35,444
Comprehensive (loss) income attributable to stockholders	$(520,198)	$808,842	$(263,431)	$783,824
Basic and diluted (loss) earnings per share	$(0.03)	$0.04	$(0.02)	$0.04
Weighted average number of shares outstanding-basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in USD)

	Nine months ended September 30,
	2011	2010

Net cash provided by operating activities	$2,275,642	$2,239,891
Cash flows from investing activities:
Purchase of long-lived assets	(4,425,497)	(5,607,809)
Proceeds from disposal of property	171	308,229
Net cash used in investing activities	(4,425,326)	(5,299,580)

Cash flows from financing activities:
Proceeds from borrowings	22,083,616	24,640,172
Transfer to restricted cash	(314,718)	-
Payments on borrowings	(17,444,806)	(21,904,375)
Net cash provided by financing activities	4,324,092	2,735,797

Effect of foreign currency fluctuation on cash and cash equivalents	93,153	40,775
Net increase (decrease) in cash and cash equivalents	2,267,561	(283,117)
Cash and cash equivalents at beginning of period	1,669,387	1,986,540
Cash and cash equivalents at end of period	$3,936,948	$1,703,423

Supplemental information
Cash paid for interest	$1,041,719	$543,799
Cash paid for income taxes	$71,077	$130,489

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

(a)	Nature of Business

China Shenghuo Pharmaceutical Holdings, Inc., (“CSPH”), incorporated in Delaware, United States of America, through its subsidiaries (collectively the “Company”), designs, develops, markets, sells and exports pharmaceutical, nutritional supplements, cosmetic products, and also engages in the hotel operating business mainly in the People’s Republic of China (“PRC”). The Company also conducts research and development using the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi, or Tienchi, which is grown in two provinces in the PRC. Sales from the cosmetic products represent less than 10% of total sales of the Company.

(b)	Organization

As of September 30, 2011, the CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. (“Shenghuo”). Shenghuo owns a 100% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”) and Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”), respectively.

On April 30, 2009, Shenghuo formed Shi Lin Shenghuo Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of September 30, 2011, Shi Lin does not generate any revenue.

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

The accompanying unaudited interim consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with the accounting policies described in the Company’s Form 10-K filed on March 30, 2011 (“2010 Form 10-K”), and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2010 Form 10-K.

The consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern. The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD23,201,000 as of September 30, 2011 and USD15,326,000 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing by using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company has obtained the Property Ownership Certificate by the end of 2011 or early 2012. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event we are not able to obtain funding, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

In the three months period ended September 30, 2011, the FASB issued ASU No. 2011-06 through ASU No. 2011-09, none of which are expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3–SEGMENT REPORTING

The Company has four major reportable segments, Medicine, Cosmetic, Hotel and Shi Lin. The Company’s reportable segments are based primarily on different types of business and represent the primary mode used to assess allocation of resources and performance. The Company evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, interest, income taxes and certain other items. The Company has no material inter-segment sales.

(a) Segment reporting for the three months ended September 30, 2011 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total

Revenues from external customers	$9,922,640	$852,601	$-	$134,838	$10,910,079
Inter segment revenues	48,761	-	-	-	48,761
Interest income	2,703	383	36	34	3,156
Interest expense	(544,223)	(6,354)	11	(114)	(550,680)
Net interest (expenses) income	(541,520)	(5,971)	47	(80)	(547,524)
Depreciation and amortization	232,626	125,745	2,685	5,172	366,228
Segment (loss) profit	(552,091)	200,774	(83,702)	(108,528)	(543,547)
Other significant noncash items:
Provision and allowance	13,479	-	-	(69,144)	(55,665)
Segment assets as of September 30, 2011	$42,049,425	$13,561,189	$7,645,588	$1,349,288	$64,605,490

During the three months ended September 30, 2011 and 2010, the revenue from external customers in other segment was generated from the Cosmetic business.

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

For the three months ended September 30, 2011
Revenues
Total revenues for reportable segments	$10,958,840
Elimination of inter segment revenues	(48,761)
Total consolidated revenues	$10,910,079

Profit or loss
Total loss for reportable segments	$(543,547)
Other income	11,587
Other expense	(22,499)
Subsidy income	1,011
Elimination of inter segment loss	13,400
Loss before income tax	$(540,048)

(b) Segment reporting for the three months ended September 30, 2010 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total
Revenues from external customers	$8,360,676	$-	$-	$190,506	$8,551,182
Intersegment revenues	62,042	-	-	-	62,042
Interest income	941	-	268	32	1,241
Interest expense	(214,747)	-	-	(178)	(214,925)
Net interest (expenses) income	(213,806)	-	268	(146)	(213,684)
Depreciation and amortization	191,119	-	558	5,219	196,896
Segment profit (loss)	500,926	-	(69,322)	(34,658)	396,946
Other significant noncash items:
Provision and allowance	-	-	-	-	-
Segment assets as of December 31, 2010	$37,722,049	$8,613,549	$7,350,765	$1,481,330	$55,167,693

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

For the three months ended September 30, 2010
Revenues
Total revenues for reportable segments	$8,613,224
Elimination of inter segment revenues	(62,042)
Total consolidated revenues	$8,551,182

Profit or loss
Total profit for reportable segments	$396,946
Other income	34,363
Other expense	(22,506)
Subsidy income	492,451
Elimination of inter segment loss	47,354
Income before income tax	$948,608

(c) Segment reporting for the nine months ended September 30, 2011 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total

Revenues from external customers	$28,807,709	$1,920,318	$-	$520,138	$31,248,165
Inter segment revenues	251,517	-	-	-	251,517
Interest income	5,448	911	104	121	6,584
Interest expense	(1,259,291)	(12,997)	-	(237)	(1,272,525)
Net interest (expenses) income	(1,253,843)	(12,086)	104	(116)	(1,265,941)
Depreciation and amortization	674,072	328,662	7,952	15,511	1,026,197
Segment (loss) profit	(49,691)	51,375	(207,179)	(83,685)	(289,180)
Other significant noncash items:
Provision and allowance	(22,033)	-	-	(69,144)	(91,177)
Segment assets as of September 30, 2011	$42,049,425	$13,561,189	$7,645,588	$1,349,288	$64,605,490

During the nine months ended September 30, 2011 and 2010, the revenue from external customers in other segment was generated from the Cosmetic business.

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows,

For the nine months ended September 30, 2011
Revenues
Total revenues for reportable segments	$31,499,682
Elimination of inter segment revenues	(251,517)
Total consolidated revenues	$31,248,165

Profit or loss
Total loss for reportable segments	$(289,180)
Other income	33,528
Other expense	(192,433)
Subsidy income	155,753
Elimination of inter segment profit	(29,462)
Loss before income tax	$(321,794)

(d) Segment reporting for the nine months ended September 30, 2010 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Total
Revenues from external customers	$22,693,704	$-	$-	$646,487	$23,340,191
Intersegment revenues	271,756	-	-	-	271,756
Interest income	6,086	-	359	194	6,639
Interest expense	(659,791)	-	-	(570)	(660,361)
Net interest (expenses) income	(653,705)	-	359	(376)	(653,722)
Depreciation and amortization	538,547	-	558	18,454	557,559
Segment profit (loss)	649,225	-	(89,580)	(213,351)	346,294
Other significant noncash items:
Provision and allowance	-	-	-	-	-
Segment assets as of December 31, 2010	$37,722,049	$8,613,549	$7,350,765	$1,481,330	$55,167,693

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

For the nine months ended September 30, 2010
Revenues
Total revenues for reportable segments	$23,611,947
Elimination of inter segment revenues	(271,756)
Total consolidated revenues	$23,340,191

Profit or loss
Total profit for reportable segments	$346,294
Other income	200,978
Other expense	(292,646)
Subsidy income	654,013
Elimination of inter segment loss	25,495
Income before income tax	$934,134

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$839,674	$807,796
Work-in-process	563,453	1,127,918
Finished goods	699,172	663,637
	$2,102,299	$2,599,351

NOTE 5 – BORROWINGS

The Company’s borrowings are payable to banks and governmental financial bureaus. The following summarizes the Company’s debt obligations and respective balances as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Current:
Short-term bank borrowings, collateralized	$16,035,488	$5,135,870
Short-term bank borrowings, uncollateralized	786,794	-
Current portion of long-term borrowings, collateralized	6,199,940	6,039,833
Borrowings from governmental financial bureau, uncollateralized	41,749	153,308
	23,063,971	11,329,011
Non-current:
Long-term bank borrowings, collateralized	-	6,251,227
	$23,063,971	$17,580,238

(a) As of September 30, 2011, the balance of borrowings from Agricultural Bank of China (the “ABC”) was approximately USD16,428,000, among which, borrowings amounting to approximately USD10,921,000 was collateralized by land use rights and buildings, while the others in an aggregate amount of approximately USD5,508,000 were guaranteed by the CSPH’s 94.95% shares in Shenghuo.

(b) As of September 30, 2011, short-term borrowings of approximately USD1,259,000 from Fudian Bank was collateralized by the Shenghuo’s patent.

(c) As of July 29, 2011,the Company was granted of a one-year line of credit by BOC with a maximum of RMB30,000,000 (approximately USD4,720,000) factoring advance between July 29, 2011 and July 28, 2012.

As of September 30, 2011, short-term borrowings of approximately USD4,548,000, were secured by accounts receivable, with an amount of approximately USD5,685,000. The unused line of credit as of September 30, 2011 was approximately USD172,000 which required additional collaterals upon withdrawal.

(d) As of September 30, 2011, short-term borrowings of RMB5,000,000 (USD786,794) from China Minsheng Bank Corporation  were unsecured.

(e) The weighted average interest rate for the borrowings at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Current:
Short-term bank borrowings	7.44%	5.33%
Current portion of long-term borrowings	5.40%	5.40%
Borrowings from governmental financial bureau	-	-

Non-current:
Long-term bank borrowings	-	5.4%

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

The Group entered into shares transfer agreements with Mr. Feng Lan in August 2011 for the 1% and 1% shares of Import/Export and Medicine he held respectively. The Group would pay RMB10,000 and RMB100,000 respectively for the 1% and 1% shares of Import/Export and Medicine respectively.

The Group also entered into shares transfer agreements with Mr. Lei Lan in June 2011 for the 1.82% shares of Cosmetics. The Group would pay RMB100,000 for the 1.82% shares of Cosmetics.

Both transactions mentioned above were finished in the third quarter of 2011. After which the Group holds 100% shares of Import/Export, Medicine and Cosmetics.

	September 30,	December 31,
	2011	2010
	(Unaudited)

Amounts due from related parties
Kunming Dianjiao Nutritional Supplements Co., Ltd. (“Dianjiao”)	$201,077	$190,614

Amounts due to related parties
Officers	$-	$79,864

As of September 30, 2010, the amount due from Dianjiao which is under common control with the Company was for business purpose, it was interest free and repaid on demand.

NOTE 7 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Unaudited)

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income or (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Potentially dilutive securities for the periods ended September 30, 2011 and 2010 include 246,000 warrants. However, since the exercise price of the related common stock for these two periods exceeds the average market price and dilutive loss per share excludes all potential common shares if their effect is anti-dilutive, the warrants are considered as no dilutive effect in computation of earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net (loss) income attributable to stockholders	$(506,454)	$787,657	$(302,756)	$758,820
Weighted average number of shares outstanding - basic and diluted	19,679,400	19,679,400	19,679,400	19,679,400
Basic and diluted (loss) earnings per share	(0.03)	0.04	(0.02)	0.04

NOTE 8 – CONCENTRATIONS

For the three and nine months ended September 30, 2011, the Company had concentrations of purchases raw materials from three vendors accounting for 77% and 69% respectively of total purchases, as compared to approximately 79% and 62% of total purchase for the three  and nine months ended September 30, 2010, respectively.

Concentration of sales from two customer accounting for 20% and 15% and 12% and 15% of total sales for the three and nine months ended September 30, 2011 respectively. No significant concentration on sales from single customer for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had no significant concentration on accounts receivable.

Approximately 89% and 86% of the sales came from a single product, Xuesaitong Soft Capsules for the three months and nine months ended September 30, 2011, as compared to approximately 91% and 89% for the three months and nine months ended September 30, 2010, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent the land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately USD4,818,000 with a lease term of 20 years.

As of September 30, 2011, the operating lease commitment is summarized as below:

Year Ending December 31,	Amount
October 1 to December 31, 2011	$97,759
2012	234,622
2013	234,622
2014	234,622
2015	3,656,195
$4,457,820

(b)	Capital Commitment

As of September 30, 2011, we have a capital commitment of USD261,675 related to the Shenghuo Plaza project. Such amount is expected to be paid within 2011.

As of September 30, 2011, we have a capital commitment of USD5,161,137 for the second instalment of purchasing land use right for Xinglin International Health-Preserving Tourist Resort. Such amount is expected to be paid upon the requirement of the Management Committee of Kunming Shilin Taiwan Farmer Entrepreneur Centre.

NOTE 10 – SUBSEQUENT EVENTS

The Company did not have any significant subsequent events as of the issuance of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of China Shenghuo Pharmaceutical Holdings, Inc. Throughout this document, references to “we,” “our,” the “Company” refer to China Shenghuo Pharmaceutical Holdings, Inc and its subsidiaries. MD&A should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

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

Overview
We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 86% and 89% of our sales for the nine months ended September 30, 2011 and 2010 respectively.

We have expanded our real estate owned and deployed in our pharmaceutical operations by 107,231 square feet. This is a result of the construction of our 29,212 square feet new 7-storey office building for our executives and administrative staff. We also built a 78,020 square feet 7-storey adjacent building to be used as a training facility for sales and marketing team, 12 Ways team and our staff’s continuing education. These two new office buildings were built at a cost of approximately RMB 26 million (approximately $4 million) by using cash flow from our operations and are debt free. We rented out the 3rd floor and part of the 4th floor of the training facility building totaling an area of 15,931 square feet for a term of four years. The lease began in April 2011 with an annual rental of RMB532,800 ($83,841) for the first year and 5% increment for each year in the next three years.

Shenghuo Plaza and Zhonghuang Hotel
With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17-storey totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center. In the center, we will use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and train our professional beauticians. The Company believes this center will be helpful to promote 12 Ways’ brand recognition and the sales of 12 Ways cosmetics. In addition, 12 Ways beauty products will be prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The decoration of those floors hasn’t finished yet. The balance of Shenghuo Plaza is used as a business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. The hotel is designed as per 4-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. The Company believes that Shenghuo Plaza is a sound investment that will generate cash flow to support the R&D and the pharmaceutical business of the Company. On November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, while Tianzhiheng Hotel Management Co., Ltd. ("Tianzhiheng") holds 20% equity interest, to operate the hotel together. Tianzhiheng is a professional hotel management company with rich experiences in hotel operation. The Company believes the cooperation with Tianzhiheng can complement the Company's lack of experience in the hotel management business and help the Company to operate the hotel better. As of September 30, 2011, we incurred a cost of approximately RMB 83.2 million (approximately $13.1 million) to build Shenghuo Plaza. While we have not conducted any formal appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB 250 million (approximately $39.3 million) based on the market price of comparable land and buildings. Shenghuo Plaza has begun trial operations since January 2011.  Sixteen floors are now open to the public on a trial basis, as we completed the interior decoration and outfitting of 2 floors in the third quarter. The interior decoration and outfitting of the one remaining floor is expected to be completed in November 2011. The entire Shenghuo Plaza will be formally open to the public after we obtain our business license. In order to get the business license for Shenghuo Plaza, we must obtain the following certificates: (1) Certificate of Completion Acceptance and Environmental Protection, (2) Certificate of Inner Building Environment Examination, (3) Certificate of Fire Prevention Inspection, (4) Building Completion Examination Certificate and (5) Property Ownership Certificate. As of now, we have obtained the first three certificates mentioned above. We expect to receive the Building Completion Examination Certificate and Property Ownership Certificate by the end of 2011 or early 2012. Once the Building Completion Examination Certificate and Property Ownership Certificate are issued, we intend to apply for a business license for Zhonghuang Hotel and use Shenghuo Plaza and the two new office buildings as mortgage collateral for a new loan amounting to RMB 100 million (approximately $16 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below and to reduce current short term debt. We expect Shenghuo Plaza to generate approximately RMB 2.4 million (approximately $0.38 million) in annual net income commencing with the fiscal year of 2011. This cash flow will allow us to support our R&D development and otherwise advance our pharmaceutical operations. $0.9 million has been expended on Shenghuo Plaza and Zhonghuang Hotel during the nine months ended September 30, 2011 and since the construction has been substantially completed as of September 30, 2011, no significant further expenditure is expected.

Xinglin International Health-Preserving Tourist Resort
We are also expanding into the businesses of wellness tourism. On April 30, 2009, we formed Shilin Shenghuo Pharmaceutical Co., Ltd. (“Shilin Shenghuo”) as a wholly owned subsidiary for the purpose of purchasing or leasing land to build our own medicinal herb planting base. On September 8, 2010, we signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to lease a piece of land located near the Stone Forest which has been recognized as a world natural heritage. With an area of 437.9 acres (2,658 Mu), the land will be used to construct a Traditional Chinese Medicine (“TCM”)-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). In the Resort, approximately 250.4 acres (1,520 Mu) are devoted to planting suitable-for-cultivating Sanchi and other medicinal herbs for use in the production of our medicinal products in 2011. The rest of the property will be used to build exhibition facilities which emphasize TCM culture, a temple, a TCM museum and apartments for elderly people.

In an effort to reduce costs of raw materials used in our medicinal products, we have grown the medicinal herb Banlangen and Danshen, which are used in the production of our Banlangen Tablets/Grains and Danshen Tablets, on 197.6 acres (1,200 Mu) and 16.5 acres (100 Mu), respectively. We expect to harvest them by the end of this year. We have also constructed greenhouses within the Resort in which the medicinal herb Sanqi are grown on 3.3 acres (20 Mu) beginning during the second quarter of 2011, which we expect to harvest in 2014.

The total operating lease amounted to approximately RMB 30.6 million (equals to approximately $4.8 million) with a lease term of 20 years. Our operating lease commitment is approximately $0.1 million for the rest of 2011, $0.23 million for each of 2012, 2013 and 2014, and approximately $3.7 million for 2015. The terms of the operating lease are set forth in the Lease Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden (the “Lease Agreement”),  dated September 8, 2010 between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Kunming Shenghuo”) and the Entrepreneur Centre and previously filed.

In January of 2011, we submitted the plan of programming and design of the Resort. It was approved by the Urban and Rural Planning Committee of Shilin County, which consists of, among others, the Secretary of Shilin County Party Committee, the head of Shilin County, deputy head of Shilin County, Construction Bureau, Land and Resource Bureau, Finance Bureau, Environment Protection Bureau of Shilin County and the Entrepreneur Centre et al., on March, 22, 2011. We anticipate that the whole Resort project will take 5 years to complete.

In October 2011, we paid RMB 1,797,700 ($282,884) to the Entrepreneur Centre as a further installment payment for the purchase of certain land use right for the Resort. With this payment and the first installment of RMB 5 million ($786,794) paid in 2010, the Company has paid 18% of the total purchase price of RMB 37,800,000 ($5,948,166) for the land use right. The remaining balance will be paid in future installments as determined by the Entrepreneur Centre. The terms of the land use right purchase is set forth in the Supplemental Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden (the “Supplemental Agreement”), dated September 8, 2010 between Kunming Shenghuo and the Entrepreneur Center and previously filed. Both the Lease Agreement and the Supplemental Agreement are subject to the fulfillment by Kunming Shenghuo of certain conditions including timely payment and construction and implementation of the Resort in accordance with the prescribed timeframe and standards.

New drug pipeline


Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, after which the phase II exploratory and enhanced clinical trials have commenced and completed in 2010. In the third quarter of 2011, we have held a seminar with related experts and drafted a preliminary clinical research protocol. We have entered into an agreement with a clinical study company to run phase III clinical trials. We anticipate Phase III clinical trials will begin at the beginning of 2012 and will be completed by the first half of 2013. Thereafter, we will submit the application for production approval. We expect to obtain production approval by the end of 2013 or the beginning of 2014. We expect to incur a cost of approximately RMB 4.2 million (approximately $0.66 million) to run Phase III clinical trials in 2012 and 2013.


Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. So far, we have completed the preparation of the materials and we plan to submit our application for clinical trials to State Food and Drug Administration (SFDA) in November 2011. Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2013. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. We expect to incur approximately RMB1,000,000 (approximately $153,905) in 2011 and approximately RMB 2 to 3 million (approximately $0.3 million to $0.5 million) in 2012 and 2013 in connection with clinical trials.

Sh1002 - is designed to treat one of complications of diabetes mellitus: retinal vascular lesions. We submitted Investigational New Drug Application (IND) for Sh1002 to FDA in October 2010 and have been approved to start IND study after December 24, 2010. The application for clinical trials for Sh1002 in America has also been approved by FDA and the Phase I clinical trial has been started in the second quarter of 2011. So far, a group consisted of 18 patient cases accepted the Phase I clinical trial and no one has any adverse drug reactions. We plan to continue conducting the Phase I and Phase II clinical trials in America and then license our technology to a foreign pharmaceutical company, while retaining the China domestic marketing and the global manufacturing right of Sh1002. We expect to incur approximately $400,000 for Phase I clinical trials in 2011 of which approximately $283,690 has been expended as of September 30, 2011. Approximately $2 million is expected to be expended for Phase II clinical trials in 2012.

On September 22, 2010 the Company received notice from NYSE Amex LLC (the “NYSE Amex” or “Exchange”)   Staff indicating that the Company is below certain of the Exchange’s continued listing standards due to the fact that its stockholder’s equity is less than $2,000,000, it has sustained losses from continuing operations, and it has net losses in two out its three most recent fiscal years, as set forth in Section 1003(a) (i) of the NYSE Amex Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange to demonstrate its ability to regain compliance with the continued listing standards by March 22, 2012. On October 29, 2010 and November 29, 2010, the Company presented its plan to and responded to supplemental questions from the Exchange.

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. The Company is subject to periodic review by Exchange Staff during the extension period and is in the process of responding to requests for certain supplemental information. As of September 30, 2011 and December 31, 2010, the stockholder’s equity reached approximately $1.8 million and $2.0 million respectively.

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

Since 2005, our primary product, Xuesaitong Soft Capsules has been listed in Part B of the State Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 86% of our sales for the nine months ended September 30, 2011. In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogue (each, a “PIC”). A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which took effect on July 1, 2010. Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue. Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment remain listed in the updated State Insurance Catalogue. In order to mitigate the negative impact the removal from the State Insurance Catalogue may have on the Company, we have applied for provincial listing in 31 provinces. Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following sixteen provinces: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan. The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for 72% in 2010 and 75% for the nine months ended September 30, 2011. Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of the following 15 provinces: Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan provinces and city where it generated a sales of 28% in 2010 and 25% for the nine months ended September 30, 2011. Xuesaitong Soft Capsules accounted for approximately 86% of the Company's revenues in the nine months period ended September 30, 2011. We expect to improve our sales effort in those sixteen provinces in which Xuesaitong has been listed on their PICs. The Company is in the process of developing a pipeline of proprietary formulations of other drug compounds. However, such formulations have not been finalized or submitted to State Food and Drug Administration (“SFDA”) for review and approval. This process is time-consuming and capital intensive and there is no assurance that SFDA will accept the data presented by the Company without requiring additional data and that, ultimately, the application for drug approval will be successful. Therefore, in the near term the Company is dependent on the sales of Xuesaitong Soft Capsules.

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

The wholesale and retail prices of medicines that are included in the national and provincial insurance catalogs are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, or their provincial price control authorities. Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan provinces and cities, it is no longer subject to the state price control and provincial price controls in those fifteen provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the sixteen provinces, its price is still subject to price control administered by the price control authorities in those provinces. Xuesaitong Soft Capsules is primarily sold in China, but the product is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the SFDA as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the Company to market the brand. We sell Xuesaitong Soft Capsules to wholesale companies who resell them to hospital pharmacies. Our three largest customers are Tianjin Zhongxing Medicine Co., Ltd., Yunnan Pharmaceutical Co., Ltd., and Guangzhou Medicine, Co., Ltd., all of which accounted for 15%, 12% and 6% of our sales for the nine months ended September 30, 2011 respectively.

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

As of September 30, 2011, our medicine marketing team maintains sales offices in approximately 21 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 693 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

We started to expand our business into the OTC market in selected areas around China since 2009. The gross sales of Xuesaitong Soft Capsules in the OTC market in Yunnan province amounted to RMB 9.3 million, resulting in a gross profit realized by the Company of approximately RMB 6.2 million during the nine months ended September 30, 2011. Based on these positive results, we will continue to expand our presence in the OTC market during the rest of 2011 in provinces such as Jiangsu, Fujian, Guangdong, Hunan, Liaoning, Shanghai, Shandong, Heilongjiang, Gansu, Beijing, Hebei and Hubei. Among them, Guangdong, Hunan and Liaoning are making greater contributions to the OTC market. As of September 30, 2011, in addition to the 2960 chain drugstores in Yunnan province, we have established sales relations with 4900 chain drugstores in most provinces in China. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

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

We hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years. Also, we are focusing our efforts on developing better channels for selling our products to expand our revenue and to counter fierce market competition. To that extent, we began to build relationships with new high-quality sales agents and terminate our relationships with sales agent with poor historical performances since 2009. We believe that this shift will provide a sound foundation for our operations going forward.

Our 12 WaysTM Chinese Traditional Medicine Beauty Salon Series (“12 Ways”) cosmetic products are sold in a number of cities and provinces outside our local region. We have opened a number of retail specialty counters to offer our cosmetic products at pharmacies throughout Eastern China, eventually expanding our retail presence across China. As of September 30, 2011, we have opened approximately 1100 retail specialty counters in more than 53 cities throughout China, including main cities such as Beijing, Shanghai, Nanjing, Hangzhou, Suzhou, Jinan, Weifang Shenzhen, Zhengzhou, Jiaozuo, Golmud, Zibo, Luzhou, Sanmenxia, Daqing, Lanzhou, Chongqing, Changchun, Jiujiang, Kunming and so on. In addition, we built a 12 Ways Chinese Herbal Beauty Demonstration Center by using two floors of Shenghuo Plaza, and the center has started trial operation since the middle of October. In the center, we use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and other services and train our professional beauticians. Management hopes that the opening of this center and the opening of retail counters will allow us to increase our brand recognition and strengthen marketing. Our ability to effectively open and operate new retail locations depends on several factors, including, among others, our ability to identify suitable counter locations, the availability of which is outside our control; our ability to prepare counters for opening within budget; our ability to hire, train and retain personnel; our ability to secure required governmental permits and approvals; our ability to contain payroll costs; and our ability to generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund short term cash needs and our expansion plans.

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

Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 2 – Summary of significant accounting policies in the Consolidated Financial Statements.

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

Results of Operations

(a) Three Months Ended September 30, 2011 and 2010

The following table sets forth our results of operations for the three months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011	2010	Change ($)	Variance (%)
	Unaudited	Unaudited
Sales	$10,910,079	$8,551,182	2,358,897	28%
Cost of goods sold	3,936,610	2,996,674	939,936	31%
Gross profit	6,973,469	5,554,508	1,418,961	26%
Operating expenses:
Selling expenses	5,233,061	3,849,347	1,383,714	36%
General and administrative expenses	1,366,711	894,301	472,410	53%
Research and development expenses	321,297	160,795	160,502	100%
	6,921,069	4,904,443	2,016,626	41%
Income from operations	52,400	650,065	(597,665)	(92)%

Other (expenses) income	(592,448)	298,543	(890,991)	(298)%
(Loss) income before income tax expenses	(540,048)	948,608	(1,488,656)	(157)%
Income taxes benefit (expense)	37,949	(118,370)	156,319	(132)%
Net (loss) income	(502,099)	830,238	(1,332,337)	(160)%
Net income attributable to non-controlling interests	4,355	42,581	(38,226)	(90)%
Net (loss) income attributable to stockholders	$(506,454)	$787,657	(1,294,111)	(164)%
Basic and diluted (loss) earnings per share	$(0.03)	$0.04	(0.07)	(175)%
Weighted average number of shares outstanding - basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the three months ended September 30, 2011 was approximately $10.9 million, an increase of approximately $2.3 million, or 28%, from approximately $8.6 million for the three months ended September 30, 2010. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing in Tianjin City and Yunnan Province as Xuesaitong was listed on the PIC list of Tianjin City since the second half year in 2010 and the Company strengthened sales promotion in the provinces and cities where Xuesaitong was listed on their PIC lists, especially Yunnan Province and Tianjin City. The OTC market also contributed part of increase of revenue as the Company also strengthened the OTC market development in 2011.

Cost of goods sold: Our cost of sales for the three months ended September 30, 2011 was approximately $3.9 million, an increase of approximately $0.9 million or 31% from approximately $3.0 million for the three months ended September 30, 2010. The increase in cost of sales was due to the increase of the sales volume and the purchase price of Sanqi which is the main raw material of our main product Xuesaitong. Although we have started to grow Sanqi within the Resort, we will not be able to harvest until 2014 because it has a three year growth cycle. In addition, the Zhonghuang Hotel began trial operation since January 2011 which has contributed approximately $0.5 million to the increase of cost of sales.

Gross profit: Our gross profit for the three months ended September 30, 2011 was approximately $7.0 million as compared with approximately $5.6 million for the three months ended September 30, 2010, an increase of approximately $1.4 million, or 26%. Gross profit as a percentage of revenues was approximately 64% for the three months ended September 30, 2011, a decrease of 1% from 65% for the three months ended September 30, 2010. The slight decrease in gross profit percentage was primarily due to the increase of cost of sales as set forth above.

Selling expense: Selling expenses were approximately $5.2 million for the three months ended September 30, 2011, an increase of approximately $1.4 million, or 36%, from approximately $3.8 million for the three months ended September 30, 2010. The primary reason for the increase in selling expenses was due to increase of sales commission to sales representative in line with the sales increment.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $1.4 million for the three months ended September 30, 2011, an increase of approximately $0.5 million, or 53%, from approximately $0.9 million for the three months ended September 30, 2010. The increase was primarily due to the increase of the management’s traveling and conference expenses for expanding our sales channel. In addition, Zhonghuang Hotel began trial operation since January 2011 which has contributed $94,100 to the increase of general and administrative expense.

Research and development expense: Research and development expense for the three months ended September 30, 2011 was $321,297, as compared to $160,795 for the three months ended September 30, 2010, an increase of $160,502. The increase was primarily due to the expenditures in the third quarter of 2011 for outside experts for the Phase I clinical test of Sh1002 which amounted to $168,680.

Other expenses: Other expenses were $592,448 for the three months ended September 30, 2011, which consisted of interest expense and non-operating expense, offset by subsidy income, interest income and non-operating income, a decrease of $890,991, or 298%, from an income of $298,543 for the three months ended September 30, 2010. The decrease was mainly due to an increase in interest expenses occurring and less subsidy income received as compared the same period in 2010.

Income tax benefit (expense): Income tax benefit was $37,949 for the three months ended September 30, 2011 as compared to income tax expense of $118,370 for the three months ended September 30, 2010. The tax benefit was mainly attributable to the medicine segment of the Company and the deferred tax assets benefit from accrued expenses and provisions for inventory.

Net (loss) income attributable to shareholders: Net loss was $506,454 for the three months ended September 30, 2011 as compared to the net income of $787,657 for the three months ended September 30, 2010. The net loss was primarily due to the increase of the cost of raw material, expenses related to the trial operation of Shenghuo Plaza, research and development expense on the Phase I clinical test of Sh1002 in America, operating expenses, interest expense, and less government subsidy income ($1,011 as compared to $492,451 for the prior year period).

(b) Nine Months Ended September 30, 2011 and 2010

The following table sets forth our results of operations for the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30,
	2011	2010	Change ($)	Variance (%)
	Unaudited	Unaudited
Sales	$31,248,165	$23,340,191	7,907,974	34%
Cost of goods sold	11,749,518	7,561,650	4,187,868	55%
Gross profit	19,498,647	15,778,541	3,720,106	24%
Operating expenses:
Selling expenses	14,255,496	11,869,164	2,386,332	20%
General and administrative expenses	3,638,386	2,493,749	1,144,637	46%
Research and development expenses	587,871	417,184	170,687	41%
	18,481,753	14,780,097	3,701,656	25%
Income from operations	1,016,894	998,444	18,450	2%

Other expenses	(1,338,688)	(64,310)	(1,274,378)	1982%
(Loss) income before income tax expenses	(321,794)	934,134	(1,255,928)	(134)%
Income taxes expense	10,786	(141,001)	151,787	(108)%
Net (loss) income	(311,008)	793,133	(1,104,141)	(139)%
Net (loss) income attributable to non-controlling interests	(8,252)	34,313	(42,565)	(124)%
Net (loss) income attributable to stockholders	$(302,756)	$758,820	(1,061,576)	(140)%
Basic and diluted (loss) earnings per share	$(0.02)	$0.04	(0.06)	(150)%
Weighted average number of shares outstanding - basic and diluted	19,679,400	19,679,400	-	0%

Sales: Sales for the nine months ended September 30, 2011 was approximately $31.2 million, an increase of approximately $7.9 million, or 34%, from approximately $23.3 million for the nine months ended September 30, 2010. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing in Tianjin City, Jiangsu, Guangdong and Yunnan Province as Xuesaitong was listed on the PIC list of Tianjin City since the second half year in 2010 and the Company strengthened sales promotion in the provinces and cities where Xuesaitong was listed on their PIC lists, especially Yunnan Province and Tianjin City. The OTC market also contributed part of increase of revenue as the Company also strengthened the OTC market development in 2011.

Cost of goods sold: Our cost of sales for the nine months ended September 30, 2011 was approximately $11.7 million, an increase of approximately $4.2 million, or 55%, from approximately $7.5 million for the nine months ended September 30, 2010. The increase in cost of sales was due to the increase of the sales volume and the purchase price of Sanqi which is the main raw material of our main product Xuesaitong. Although we have started to grow Sanqi within the Resort, we will not be able to harvest until 2014 because it has a three year growth cycle. In addition, the Zhonghuang Hotel began trial operation since January 2011 which has contributed $1.5 million to the increase of cost of sales.

Gross profit: Our gross profit for the nine months ended September 30, 2011 was approximately $19.5 million as compared with approximately $15.8 million for the nine months ended September 30, 2010, an increase of approximately $3.7 million, or 24%. Gross profit as a percentage of sales was approximately 62% for the nine months ended September 30, 2011, a decrease of 6% from 68% for the nine months ended September 30, 2010. The decrease in gross profit percentage was primarily due to the increase of cost of sales set forth above.

Selling expense: Selling expenses were approximately $14.3 million for the nine months ended September 30, 2011, an increase of approximately $2.4 million, or 20%, from approximately $11.9 million for the nine months ended September 30, 2010. The primary reason for the increase in selling expenses was due to increase of sales commission to sales representative in line with the sales increment.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $3.6 million for the nine months ended September 30, 2011, an increase of approximately $1.1million, or 46%, from approximately $2.5 million for the nine months ended September 30, 2010. The increase was primarily due to the increase of the management’s traveling expenses and conference expenses for expanding our sales channel. In addition, Zhonghuang Hotel began trial operation since January 2011 which has contributed approximately $0.25 million to the increase of general and administrative expense.

Research and development expense: Research and development expense for the nine months ended September 30, 2011 was $587,871, as compared to $417,184 for the period ended September 30, 2010, an increase of $170,687 or 41%. The increase was primarily due to the expenditures in the third quarter of 2011 for outside experts for the Phase I clinical test of Sh1002 in America which amounted to $168,680.

Other expenses: Other expenses were approximately $1.3 million for the nine months ended September 30, 2011, which consisted of interest expense and non-operating expense, offset by subsidy income, interest income and non-operating income, an increase of approximately $1.3 million, or 1982%, from $64,310 for the nine months ended September 30, 2010. The increase was mainly due to less subsidy income from provincial government as compared the same period in 2010 and more interest expenses in the nine months period of 2011.

Income tax benefit (expense): Income tax benefit was $10,786 for the nine months ended September 30, 2011 as compared to income tax expense $141,001 for the nine months ended September 30, 2010. The tax benefit was mainly from medicine segment of the Company and the deferred tax assets benefit from accrued expenses and provisions for inventory.

Net income (loss) attributable to shareholders: Net loss was $302,756 for the nine months ended September 30, 2011 as compared to the net income of $758,820 for the nine months ended September 30, 2010. The net loss was primarily due to the increase of the cost of raw material, expenses related to the trial operation of Shenghuo Plaza, research and development expense on the Phase I clinical test of Sh1002 in America, operating expenses, interest expense, and less government subsidy income ($155,753 as compared to $654,013 for the prior year period).

Liquidity and Capital Resources

General - As of September 30, 2011, we had cash and cash equivalents of approximately $4.3 million. In the nine months ended September 30, 2011, the Company suffered a net loss of $302,756 due to increase of raw materials’ price from 2010, the increase of research and development expense, interest expense and less subsidy income. Our consolidated current liabilities exceeded consolidated current assets by approximately $23.2 million as of September 30, 2011, and approximately $15.3 million as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing by using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company has obtained the Property Ownership Certificate by the end of 2011 or early 2012. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event we are not able to obtain funding, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

For the nine months ended September 30, 2011, we had net cash provided by operating activities of approximately $2.3 million, an increase of approximately $0.1 million from approximately $2.2 million for the nine months ended September 30, 2010. We believe that we will be able to obtain more cash flows from operating activities by strengthen control on working capital management.

Cash flow

	Nine months ended September 30,
	2011	2010
	Unaudited	Unaudited
	In thousands
Net cash provided by operating activities	$2,275,642	$2,239,891
Net cash used in investing activities	(4,425,326)	(5,299,580)
Net cash provided by financing activities	4,324,092	2,735,797
Cash and cash equivalents at end of period	$3,936,948	$1,703,423

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $2.3 million, as compared to net cash provided by operating activities of approximately $2.2 million for the nine months ended September 30, 2010. The operating activities remain stable between these two periods.

Investing Activities: Net cash used in investing activities was approximately $4.4 million for the nine months ended September 30, 2011, as compared to net cash used in the amount of approximately $5.3 million for the nine months ended September 30, 2010. The decrease in net cash used in investing activities was primarily due to decreases in capital expenditures, specifically, the construction of Shenghuo Plaza.

Financing Activities: Net cash provided by financing activities was approximately $4.3 for the nine months ended September 30, 2011, as compared to net cash provided in the amount of approximately $2.7 for the nine months ended September 30, 2010. The increase in cash used was primarily due to the increase of loans borrowed from banks.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by approximately $23.2 million as of September 30, 2011 and approximately $15.3 million as of December 31, 2010.

As of September 30, 2011, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.3 million) were approximately $15.9 million, an increase of approximately $4.4 million, from approximately $11.5 million (net of allowance for doubtful accounts of approximately $2.3 million) as of December 31, 2010 which is in line with the increase in sales.

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

As of September 30, 2011, our accounts payable were approximately $8.6 million, a decrease of approximately $0.4 million, from approximately $9.0 million as of December 31, 2010.

As of September 30, 2011, our advance from customers increased from approximately $1.2 million in 2010 to approximately $1.3 million in 2011. The increase of was mainly due to the prepayment in the amount of approximately $0.6 million by our largest customer Tianjin Zhongxing Medicine Co., Ltd. to us for Xuesaitong purchasing.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we deliver the products to the customers. The deposits were approximately $5.5 million as of September 30, 2011 and approximately $4.9 million as of December 31, 2010.

Other payables and accrued expense, mainly consisted of accrued commission payable to the sales representatives, increased by approximately $2.4 million, from approximately $9.7 million as of December 31, 2010 to approximately $12.1 million as of September 30, 2011 due to the net effect of payment and accrual for commission for the nine months ended September 30, 2011.

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

In April 2011, we signed a loan agreement with Fudian Bank and obtained a short-term borrowing amounting to RMB8 million (approximately $1.2 million) between April 22, 2011 and April 21, 2012. This short-term borrowing was collateralized by the Shenghuo’s patent - a Method of Synthetic Preparation of Dencichine for Treatment of Bleeding (No. ZL00109992.2).

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

In August, 2011, we signed a loan agreement with Agricultural Bank of China (the “ABC”) and obtained a short-term borrowing amounting to RMB 35 million (approximately $5.5 million) between August 26, 2011 and August 25, 2012. This short-term borrowing was collateralized by Shenghuo’s shares.

Further, in September, 2011, Medicine borrowed a short-term loan in the amount of RMB 5,000,000 ($786,794) from China Minsheng Bank Corporation. This loan was unsecured.

The completion of Shenghuo Plaza and the two new office buildings is expected to generate more cash flows and increase our ability to obtain additional financing from banks. By using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company has obtained the Property Ownership Certificate by the end of 2011 or early 2012 and the proceeds to be generated from operations, we are confident that we will have sufficient working capital for at least the next 12 months. We will continue to make efforts to expand our sales to get more cash flow.

However, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the subsidiaries and there is no assurance that such funding will be available. Please see Note 5 –Borrowings in the Consolidated Financial Statements.

Off-Balance Sheet Commitment and Arrangements

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre to lease land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately $4.8 million with a lease term of 20 years. Up to approximately $4.5 million under this lease agreement would be paid in the coming 4 years.

The Company plans to pay the lease expense by using the cash flow from our operations and bank borrowings.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Feng Lan and Mr. Raymond Wang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Wang concluded that despite our hiring of a CFO who is familiar with U.S. GAAP in this April, more training offered to our staff in the accounting department and improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010), our disclosure controls and procedures were not effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	English translation of Loan Contract, dated August 26, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China.

10.2
English translation (revised) of the Lease Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden between Kunming Shenghuo Pharmaceutical (Group) Co.,Ltd and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre, dated September 8, 2010.

10.3
English translation (revised) of the Supplemental Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden between Kunming Shenghuo Pharmaceutical (Group) Co.,Ltd and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre, dated September 8, 2010.

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

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

November 14, 2011
	By:	/s/ Feng Lan
Feng Lan
Chief Executive Officer and President