Form 10-K
period 2011-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2012-03-30
CIK 1335106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes    No ☒

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $12,004,434.

The number of shares outstanding of the registrant’s common stock as of March 23, 2012 was 19,679,400.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement related to the 2012 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2012, are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our reliance on one product for approximately 84.5% of our revenues;

•	our reliance on limited suppliers for Sanchi, a scarce plant that is the primary ingredient in almost all of our products;

•	replacement of our primary product by other medicines or the removal of our primary product from China’s Insurance Catalog; Failure of our primary product to be listed in Provincial Catalogs will disqualify it for insurance reimbursement since it is no longer listed in the State Insurance Catalog as of July 1, 2010;

•	our ability to raise additional capital needed for working capital, future operations and research and development;

•	our ability to collect on advances to sales representatives;

•	our reliance on our three largest customers for a significant percentage of our sales;

•	our ability to effectively grow management;

•	our dependence on key personnel;

•	our ability to establish and maintain a strong brand and our ability to create a greater percentage of our revenues in OTC market which provides us higher margins than sales to government run pharmacies in hospitals;

•	the ability of our products to effectively compete with those of our competitors;

•	continued receipt and maintenance of regulatory approvals, certificates, permits and licenses required to conduct business in China;

•	our ability to collect on trade receivables;

•	our ability to develop and market new products, including those with high profit margins;

•	additional products being subject to price controls by the Chinese government;

•	protection of our intellectual property rights;

•	loss of certain tax concessions;

•	changes in the laws of the PRC that affect our operations;

•	changes in the foreign currency exchange rate between U.S. dollars and Renminbi;

•	cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	a downturn in the economy of the PRC or inflation in the PRC;

•	our ability to establish and maintain adequate management, legal and financial controls, including effective internal controls over financial reporting;

•	volatility of the market for our common stock;

•	the possibility of substantial sales of our common stock;

•	influence of our principal stockholder;

•	cooperation of the minority shareholder of our principal operating subsidiary; and

•	Cost overruns, to the extent they occur, in connection with the outfitting of Shenghuo Plaza or in the marketing and sales budget to achieve a successful launch; failure to complete Shenghuo Plaza in a timely manner or within budget; inability to meet hotel room occupancy projections and at projected rates; and failure to achieve ancillary revenues from the restaurant, and banquet and entertainment facilities within Shenghuo Plaza.

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

2

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

PART I

ITEM 1. BUSINESS.

Unless the context otherwise requires, the terms “Shenghuo,” the “Company,” “we,” “us,” or “our” as used throughout this report refer to China Shenghuo Pharmaceutical Holdings, Inc., our 94.95%-owned subsidiary Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. (“Shenghuo China”), and Shenghuo China’s subsidiaries organized under the laws of the People’s Republic of China (“PRC” or “China”): Kunming Shenghuo Medicine Co., Ltd. (wholly-owned), Kunming Pharmaceutical Importation and Exportation Co., Ltd. (wholly-owned), Kunming Shenghuo Cosmetics Co., Ltd. (wholly-owned), Shilin Shenghuo Pharmaceutical Co., Ltd. (wholly-owned) , and Kunming Shenghuo Hotel Management Co., Ltd. (80% interest).

Overview

We were incorporated in the State of Delaware on May 24, 2005. We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice ("GMP") standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 84.5% of our sales for the year ended December 31, 2011.

We have expanded our real estate owned and deployed in our pharmaceutical operations by 107,231 square feet. This is a result of the construction of our 29,212 square feet new 7-storey office building for our executives and administrative staff. We also built a 78,020 square feet 7-storey adjacent building to be used as a training facility for sales and marketing team, and our staff’s continuing education. These two new office buildings were built at a cost of approximately RMB26 million (approximately $4 million) by using cash flow from our operations and are debt free. We rented out the 3rd floor and part of the 4th floor of the training facility building totaling an area of 15,931 square feet for a term of four years. The lease began in April 2011 with an annual rental of RMB532,800 ($85,000) for the first year and 5% increment for each year in the next three years.

With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17 storeys totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are utilized as 12 Ways Chinese Herbal Beauty Demonstration Center, which has begun trial operation since October of 2011. The balance of Shenghuo Plaza is used as a four-star business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. Shenghuo Plaza began trial operations since January 2011. The interior decoration and outfitting of all the floors were completed in November 2011. As of December 31, 2011, we incurred a cost of approximately RMB146.3 million (approximately $23 million) to build Shenghuo Plaza. While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB250 million (approximately $39.7 million) based on the market price of comparable land and buildings. This assumes the issuance of the property ownership certificate and other permits discussed elsewhere herein.

We are also expanding into the businesses of wellness tourism. On April 30, 2009, we formed Shilin Shenghuo Pharmaceutical Co., Ltd. as a wholly owned subsidiary for the purpose of purchasing or leasing land to build our own medicinal herb planting base. On September 8, 2010, we signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to lease a piece of land located near the Stone Forest which has been recognized as world natural heritage. With an area of 437.9 acres (2,658 Mu), the land will be used to construct a Traditional Chinese Medicine (“TCM”)-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). In the Resort, approximately 250.4 acres (1,520 Mu) are devoted to planting suitable-for-cultivating Sanchi and other medicinal herbs for use in the production of our medicinal products since 2011. The rest of the property will be used to build exhibition facilities which emphasize TCM culture, a temple, a TCM museum and apartments for elderly people.

Market Focus

Since our founding, we have focused primarily on the development of products to serve three major markets -cardiovascular and cerebrovascular disease, peptic ulcer disease and health products. Our goal has been to focus on the development of pharmaceutical products and over-the-counter products based on traditional Chinese medicines designed to address these areas.

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

Products

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is a greyish-brown or greyish-yellow plant that only grows in a few geographic locations on earth, one of which is Yunnan Province in southwest China, where our operations are located. The main root of Panax notoginseng is cylindrically shaped and is most commonly one-to-six centimeters long and one-to-four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredient in Panax notoginseng, is extracted from the plant using high-tech equipment and in accordance with the GMP standards. Our three major suppliers of Sanchi plant are Wenshan Qiyuan Trade Co., Ltd., Yunnan Baiyao Group Wenshan Qihua Co., Ltd., and Yunnan Changle Pharmaceutical Co., Ltd., accounting for 36%, 25% and 10% of our Sanqi supply for the year ended December 31, 2011, respectively.

Pharmaceutical Products

Our pharmaceutical product, the Xuesaitong Soft Capsules, is marketed under the Lixuwang brand name and other products are marketed under the Shenhuo brand name, which has been granted Famous Trademark status in Yunnan Province. Famous Trademark is granted by the Administration of Industry and Commerce of Yunnan Province after being approved by the Provincial Brand Attestation Council. This trademark indicates that the Company and its products under Shenhuo brand name have the support of the provincial government of Yunnan Province as a provincial leading enterprise and its product has a strong reputation in quality, after-sale services and market sales. "Lixuwang", the trademark of Xuesaitong Soft Capsules, was awarded the Chinese Well-Known Trademark Honor by the State Administration for Industry and Commerce of China in 2010. This prestigious award recognizes Xuesaitong’s market leading position; gives China Shenghuo access to additional government grants and the green path in anti-counterfeit campaign; and increases the value of this significant intangible asset. The following is a list of our approved pharmaceutical products and their intended uses:

Product Name	Intended Use

Xuesaitong Soft Capsules	Designed to invigorate the circulation of blood and improve microcirculation. Used for the treatment of symptoms of cardiovascular and cerebrovascular disease, such as angina pectoris, strangulation, squeezing and crushing of chest, acute and chronic peripheral vascular-metabolic disorders, brain occlusion, occlusion of retina central vein, acute and chronic cerebral vascular-metabolic disorders caused by arteriosclerosis. This product accounted for approximately 84.5% of our sales for the year ended December 31, 2011.

Qiye Shen’an Tablets	Designed to help relieve headache, insomnia, and palpitation. Designed to invigorate the circulation of blood, improve microcirculation and improve liver functionality.

Banlangen Tablets/Grains	Designed for the treatment of parotitis, pharyngitis, mastitis, swollen and sore throat due to cold and influenza.

Bergenini Tablets	Designed to help relieve cough and phlegm due to bronchial ailments.

Huangtengsu Tablets (film tablets)/Soft Capsules	Designed to treat the symptoms of dysentery, enteritis, respiratory tract infections, uncomplicated urethral, surgery infections and conjunctivitis.

Danshen Tablets	Designed to regulate blood circulation and treat the symptoms of blood stasis. Designed to treat the symptoms of coronary arteriosclerosis, angina pectoris and hyperlipemia.

Triperygium hypoglaucum Hutch Tablets	An immunosuppressant designed to treat the symptoms of rheumatoid arthritis.

Luotongding Tablets	Designed to reduce visceral pain, headache, and cramping.

Siji Sanhuang Tablets	Designed to relieve inflammation and alleviate fever, commonly in connection with pharyngitis.
Sulfadiazine Silver Ointment	Designed to the treatment or the prevention of infections related to burns.

Paracetamol Caffeine and Aspirin Powders	Designed to treat headaches, migraines and fevers caused by influenza and cold.

Tianqi Tongjing Capsules	Designed to treat dysmenorrhea and emmeniopathy caused by colds.

Yinhuang Capsules	Designed to relieve inflammation and sore of throat.

Rhizoma Aspidii and Chinese Wampi leaf Grains	Designed to treat effects of fever, aversion, headache, cough with excessive sputum.

Radix Polygoni Multiflori Capsules	Designed to treat effects of weakness of the kidney and liver, fatigue, and dizziness due to blood deficiencies.

Jinqiancao Tablet	Designed to eliminate dampness and heat, treating stranguria and reducing swelling.

Vitamin AD Soft Capsules	Designed to treat deficiencies of Vitamin A and D.

Vitamin C Tablets	Designed to treat deficiencies of Vitamin C.

Vitamin B6 Tablets	Designed to treat deficiencies of Vitamin B6.

Vitamin E Soft Capsules	Designed to treat deficiencies of Vitamin E.

New drug pipeline

•	Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, and the phase II exploratory and enhanced clinical trials were completed in 2010. In the third quarter of 2011, we held a seminar with related experts and drafted a preliminary clinical research protocol. We entered into an agreement with a clinical study company to run phase III clinical trials. We anticipate Phase III clinical trials will begin in May of 2012 and will be completed by the first half of 2014. Thereafter, we will submit the application for production approval. We expect to obtain production approval by the end of 2014. We expect to incur a cost of approximately RMB4.2 million (approximately $0.65 million) to run Phase III clinical trials from 2012 to 2014.

•	Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. So far, we have completed the preparation of the materials and we plan to submit our application for clinical trials to State Food and Drug Administration (SFDA) in May 2012. Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2014. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. We incurred approximately RMB658,404 (approximately $101,939) in 2011 and expect to incur approximately RMB4 to 6 million (approximately $0.6 million to $0.9 million) from 2012 to 2014 in connection with clinical trials.

•	Sh1002 - is designed to treat one of complications of diabetes mellitus: retinal vascular lesions. We submitted Investigational New Drug Application (IND) for Sh1002 to FDA in October 2010 and have been approved to start IND study after December 24, 2010. The application for clinical trials for Sh1002 in America has also been approved by FDA and the Phase I clinical trial started in the second quarter of 2011 and a group consisted of 18 patient cases accepted the Phase I clinical trial and no one has any adverse drug reactions. With the completion of the Phase I clinical trial in January 2012, we are now preparing for the Phase II clinical trials. We plan to continue conducting the Phase II clinical trials in America and then license our technology to a foreign pharmaceutical company, while retaining the China domestic marketing and the global manufacturing right of Sh1002. We incurred approximately $303,335 for Phase I clinical trials and the preparation for Phase II clinical trials in 2011. Approximately $1.5 million is expected to be expended for Phase II clinical trials.

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

Cosmetic Products

We also offer an expanding line of cosmetic products including lotions, creams and other cosmetic items. The revenue from cosmetics products was $623,000, accounting for approximately 1.4% of our total sales for the year ended December 31, 2011. We have conducted extensive research and have specifically formulated our cosmetic products to meet the cosmetic and skincare needs of our female consumers. Our “12 Ways™ Chinese Traditional Medicine Beauty Salon Series” (“12 Ways”) is a line of over 100 cosmetic products that includes facial masks and creams, skin and eye creams, and shampoos. Our line of products has acquired production approval to be sold only in China. Each of our cosmetic skincare products contains natural ingredients including herbal anti-irritants and anti-oxidants, as well as Sanchi. Our comprehensive line of skincare includes a mixture of basic products (e.g., creams and gels), treatment products (e.g., firming treatments), specialty helpers (e.g., masks), and beauty supplements. The use of supplements is an important element of skincare, nurturing the skin’s health using vital nutrients. Our cosmetic line combines the strength of several skincare methods to achieve healthy skin and beauty.

Strategic Adjustment in Cosmetic

Since the marketing of 12 Ways cosmetics, the Company tried to expand its sales and have expanded the geographic region in which our 12 Ways products were sold from our native Yunnan province to a number of cities and provinces outside our local region. But due to the insufficient funding for marketing development, the sales of 12 Ways cosmetics grew slowly and the subsidiary of cosmetics has suffered a continuing loss. The loss adversely effected the holistic operation of the Company. Currently, the Company has a tight budget, in order to focus on our principal business – pharmaceutical with our limited capital, the Company has decided to make adjustment in Cosmetic in the fourth quarter of 2011. We will not fund the market development for 12 Ways cosmetics until we have enough capital.

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

Shenghuo Plaza and Zhonghuang Hotel

With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17 storeys totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center, which has begun trial operation since October of 2011. In the center, we use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and train our professional beauticians. The Company believes this center is helpful to promote 12 Ways’ brand recognition and the sales of 12 Ways cosmetics. In addition, 12 Ways beauty products are prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The balance of Shenghuo Plaza is used as a business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. The hotel is designed and decorated according to the four-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. The Company believes that Shenghuo Plaza is a sound investment that will generate cash flow to support the R&D and the pharmaceutical business of the Company. On November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, while Tianzhiheng Hotel Management Co., Ltd. ("Tianzhiheng") holds a 20% equity interest, to operate the hotel together. Tianzhiheng is a professional hotel management company with rich experiences in hotel operation. The Company believes the cooperation with Tianzhiheng can complement the Company's lack of experience in hotel management business and help the Company to operate the hotel better. As of December 31, 2011, we incurred a cost of approximately RMB146.3 million (approximately $23 million) to build Shenghuo Plaza. Since the construction has been substantially completed as of December 31, 2011, no significant further expenditure is expected. While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB250 million (approximately $39.7 million) based on the market price of comparable land and buildings. This assumes the issuance of the property ownership certificate and other permits discussed elsewhere herein. Shenghuo Plaza began trial operations since January 2011. As the interior decoration and outfitting of all the floors were completed in November 2011, the entire Shenghuo Plaza is now open to the public on a trial basis and will be formally open to the public after we obtain our business license. In order to get the business license for Shenghuo Plaza, we must obtain the following certificates: (1) Certificate of Completion Acceptance and Environmental Protection, (2) Certificate of Inner Building Environment Examination, (3) Certificate of Fire Prevention Inspection, (4) Building Completion Examination Certificate and (5) Property Ownership Certificate. As of now, we have obtained the first three certificates mentioned above. We expect to receive the Building Completion Examination Certificate and Property Ownership Certificate in April of 2012. Once the Building Completion Examination Certificate and Property Ownership Certificate are issued, we intend to apply for a business license for Zhonghuang Hotel and use Shenghuo Plaza and the two new office buildings as mortgage collateral for a new loan amounting to RMB100 million (approximately $16 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below and to reduce current short term debt.

Xinglin International Health-Preserving Tourist Resort

We are also expanding into the businesses of wellness tourism. On April 30, 2009, we formed Shilin Shenghuo Pharmaceutical Co., Ltd. as a wholly owned subsidiary for the purpose of purchasing or leasing land to build our own medicinal herb planting base. On September 8, 2010, we signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to lease a piece of land located near the Stone Forest which has been recognized as a world natural heritage. With an area of 437.9 acres (2,658 Mu), the land will be used to construct a TCM-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). In the Resort, approximately 250.4 acres (1,520 Mu) are devoted to planting suitable-for-cultivating Sanchi and other medicinal herbs for use in the production of our medicinal products since 2011. The rest of the property will be used to build exhibition facilities which emphasize TCM culture, a temple, a TCM museum and apartments for elderly people.

In an effort to reduce costs of raw materials used in our medicinal products, we have grown the medicinal herb Banlangen and Danshen, which are used in the production of our Banlangen Tablets/Grains and Danshen Tablets, on 197.6 acres (1,200 Mu) and 16.5 acres (100 Mu), respectively. We have harvested them at the beginning of 2012. We have also constructed greenhouses within the Resort in which the medicinal herb Sanqi has been grown on 3.3 acres (20 Mu) at the beginning of 2012, which we expect to harvest in 2014.

The total operating lease amounts to approximately RMB30.6 million (equals to approximately $ 4.9 million) with a lease term of 20 years. Our operating lease commitment is approximately $0.4 million for 2012, $0.2 million for each 2013 and 2014 and approximately $3.5 million for 2015.

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

As of December 31 2011, we have paid RMB6,798,000($1,079,000) as installment payment, accounting for 18% of the total purchase price of RMB37,800,000 ($5,999,000) for the purchase of certain land use right for the Resort to the Entrepreneur Centre. The remaining balance will be paid in future installments as determined by the Entrepreneur Centre. The terms of the land use right purchase is set forth in the Supplemental Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden (the “Supplemental Agreement”), dated September 8, 2010 between Kunming Shenghuo and the Entrepreneur Center and was previously filed. Both the Lease Agreement and the Supplemental Agreement are subject to the fulfillment by Kunming Shenghuo of certain conditions including timely payment and construction and implementation of the Resort in accordance with the prescribed timeframe and standards.

Growth Strategies

We believe that our business has opportunities for growth through the following growth strategies:

•	New Product Development. We have traditionally focused on research and development of products serving the cardiovascular and cerebrovascular disease, peptic ulcer disease and health products markets. We intend to devote additional resources to research and development and to continue to evaluate and develop high-tech and efficient TCM, where we perceive an unmet need and commercial potential, and to improve existing products to enhance their efficacy.

•	Focus on Brand Development. With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang” - the brand under which our main product "Xuesaitong" Soft Capsules is sold and “Shenhuo” - the brand under which most of our products are sold. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, which we can benefit from by developing and maintaining relationships with professionals within the industry, especially with physicians and hospitals.

•	Domestic Growth (China). We intend to grow our internal marketing and sales function and increase our relationships with potential customers to expand the distribution and presence of our non-prescription brands and cosmetics. In expanding market share of our products, we intend to take advantage of our large manufacturing scale and reasonable cost control mechanisms, and our strong sales network. In addition, our goal is to establish our products as a preferred choice for prescription drugs in major hospitals. We believe that establishing a strong reputation with major hospitals may open the market for smaller, community and rural hospitals because patients from large hospitals also receive services from smaller hospitals. We hope to add other prescription drugs, some of which are now in late-stage clinical trial, into this channel over the next few years.

•	International Growth. In addition to China, we have sold our products in Asian countries such as Indonesia, Singapore, Japan, Malaysia, Thailand and European countries such as the United Kingdom, Tajikistan, Russia and Kyrgyzstan. We hope to expand sales into other countries where our products could be affordable treatment options.

•	Growth of Sales in OTC Market. As sales in the OTC market provides us with higher profit margins than sales to government run pharmacies in hospitals, we plan to increase our sales through the OTC market. In addition to Yunnan province where we generate the most OTC market sales revenue of Xuesaitong, we started to develop main OTC market since 2011 in provinces such as Jiangsu, Fujian, Guangdong, Hunan, Liaoning, Shandong, Heilongjiang, Chongqing, Guangxi and Zhejiang.

•	Growth of Hotel and Hospitality Business. Zhonghuang hotel is designed and decorated according to the four-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. We intend to focus on providing excellent and satisfying service to attract more and more customers.

In 2011, we insisted in the following four strategies to stabilize and further expand the market for our products: (1) attracting further investment, especially for provinces with low coverage, by implementing a policy of inviting investment, enhancing sales team construction as well as professional training and marketing promotion; (2) developing a plan and budget to expand distribution into the hospitals, which are not selling our products; (3) widening commercial channels by focusing on (i) strengthening the assessment of sales representative/agent’s commercial credits and accounts receivable management, (ii) integrating the resources of commercial channels on the basis of market conditions, and (iii) taking advantage of commercial channels to promote terminal distribution; and (4) expanding the over the counter market, based on the reputation of Lixuwang Soft Capsules, by launching over the counter products to the market, increasing market shares and sales scope and maximizing profit.

Research and Development

As of December 31, 2011, we employed 68 technicians, including 17 senior researchers, 23 mid-level researchers, and 28 junior analysts. The technicians’ specializations include medicine, pharmacology, chemistry, biology, and medicine production equipment. The amount spent for the years ended 2011 and 2010 on research and development is approximately $0.71 million and $0.66 million respectively.

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

Marketing and Sales

As of December 31, 2011, our marketing team maintains sales offices in approximately 25 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 703 sales representatives.

Our main customers are regional wholesale companies, who resell our products to local hospitals, drug stores, and other channel distributors. In addition, we sell our products directly to retail drug stores. 89% of Xuesaitong’s sales came from sales in hospitals, while 11 % came from OTC markets. Our three largest customers in 2011 are Tianjin Zhongxing Medicine Co., Ltd., Guangzhou Medicine Co., Ltd., and Yunnan Medicine Co., Ltd.. The total sales of our three largest customers accounted for approximately 32.1%, and 25.0% of our sales for the years ended December 31, 2011 and 2010, respectively.

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

We have established sales offices in 25 provinces in China that manage sales representatives according to our internal management rules and sales policy. Because the main product “Xuesaitong” Soft Capsules is sold to hospitals through regional wholesale companies located in the various cities of China and because China has thousands of wholesale companies, we employ a large number of sales representatives to expand into new markets and gain new customers.

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

We believe it is in our-long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Besides Yunnan province where Xuesaitong has its presence many years ago, we started to expand Xuesaitong’s presence into the OTC market in selected areas outside Yunnan province around China since 2009. We developed several main OTC markets in 2011 in provinces such as Jiangsu, Fujian, Guangdong, Hunan, Liaoning, Shandong, Heilongjiang, Chongqing, Guangxi and Zhejiang. The performance of OTC market in Yunnan province is best among these provinces, with a gross sales of Xuesaitong Soft Capsules in the OTC market amounting to approximately $2.1 million. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

Production

We manufacture and package our products at our factory located in Kunming, China. The factory, which was built in 2000, is approximately 161,460 square feet and includes a clean area that occupies approximately 86,110 square feet. Our clean area in the production facilities includes approximately 52,500 square feet of Class 10,000 certified area and 2,350 square feet of Class 100,000 certified area. The cleanliness classification is based on the number of dust particles and bacteria per cubic meter, so lower numbers indicate a higher cleanliness class. According to the Regulation for Quality Control of Drug Production issued by the SFDA, oral preparations of traditional Chinese medicines must be produced in a Class 300,000 certified or lower area. Our production facilities use equipment imported from the U.S. and are designed to meet American standards, so our Class 10,000 and Class 100,000 certified areas are cleaner than the Chinese national standard. The production facilities have more than 600 machines and supporting parts for pharmaceutical production from domestic and foreign suppliers. The factory has a total of 28 complete production lines for semi-finished and finished hard capsules, tablets, granules, powder, electuary, and emulsifier. The key facilities are two soft capsule production lines obtained from GIC Company, an American producer of industrial machinery, and an automatic packaging production line purchased from Klockner Haensel GmbH, a German company. In addition, all of our precision testing machines are supplied by Sharp Document Systems, U.S.A. Our production facilities are certified to be in compliance with Good Manufacturing Practice (GMP) standards. We have obtained pharmaceutical products and health food GMP certificates. We currently hold the following GMP certificates: (1) a GMP certificate for ointment products that expires on December 31, 2015; (2) a GMP certificate for powder products that expires on March 5, 2014; (3) a GMP certificate for products in the form of tablet, granule, capsule, and soft capsule that expires on July 18, 2012; and (4) a GMP certificate for health food products that expires on December 25, 2012.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret protection laws in China, as well as confidentiality procedures and contractual provisions to protect our intellectual property. Our primary product, Xuesaitong Soft Capsules, first received patent protection and production and new medicine certification in 1999 which will continue until April 25, 2012. We have applied for renewal of the patent protection and are waiting for approval. We also have protections for our technology methods of using Sanchi to help stop bleeding and combination methods, production and function of the medicine to treat intestinal disease. Xuesaitong Soft Capsules receive protections from the SFDA, which will not issue additional drug permits other than those already issued during the protection period. "Lixuwang", the trademark of Xuesaitong Soft Capsules, was awarded the Chinese Well-Known Trademark Honor by the State Administration for Industry and Commerce of China in 2010. This prestigious award gives China Shenghuo green path in anti-counterfeit campaign and intellectual property protection. We have 24 registered trademarks in China. Other than the foregoing, we do not have any measures to prevent any infringement of our intellectual property rights.

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

A pharmaceutical manufacturer must meet the GMP standards which were first enacted in 1988 for each of its production facilities in China in respect of each form of pharmaceutical product it produces. The GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a GMP certificate, with a five-year validity period. However, for a newly-established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. The SFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011. The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pharmaceutical manufacturers (except manufacturers of injectables, blood products or vaccines, which have a three-year grace period) have a five-year grace period to upgrade existing facilities to comply with the new GMP standards.

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

In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogues (each, a “PIC”). A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. Since 2005, our primary product, Xuesaitong Soft Capsules had been listed in Part B of the State Insurance Catalogue. Xuesaitong Soft Capsules represented approximately 84.5% of our sales for the year ended December 31, 2011. On July 1, 2010, the updated State Insurance Catalogue became effective. Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue as it has been since 2005. Banlangen Tablets, Dansheng Tablets and Sulfadiazine Silver Ointment remain listed in the updated State Insurance Catalogue. Patients purchasing medicines included in Part B are entitled to reimbursement of about 90% of the costs of such medicines. There is an alternative route to achieve a similar result. That is, for Xuesaitong Soft Capsules to be included in the Provincial Insurance Catalog of each of the 31 Chinese provinces. This will allow the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue.

The Company in 2011 and 2010 applied for provincial listing in 31 provinces. Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following sixteen provinces and cities: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan. The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for approximately 77% in 2011 and 72% in 2010. Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of the following 15 provinces: Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan provinces and city where it generated a sales of 20.19% in 2011 and 28% in 2010. Xuesaitong Soft Capsules accounted for about 84.5% of the Company's revenues in 2011. The Provincial Insurance Catalogs are normally updated every four years.

Further, the Department of Heath in China, which makes an independent assessment of the drugs available, publishes a “State Essential Drug List” as to what drugs are basic and prevalent and can satisfy the ordinary need for drugs to all the people. Patients purchasing medicines included in the “State Essential Drug List” are entitled to reimbursement of 90% of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. In addition to the State Essential Drug List, each of the 31 Chinese provinces is entitled to add about 100 drugs to the State Essential Drug List. A drug listed on the provincial list will result in the patient purchasing such drug to receive the same 90% reimbursement. The Company’s Xuesaitong Soft Capsules was listed on the “State Essential Drug List” in 2000 and 2004 and the list is supposed to be updated every four years. Xuesaitong Soft Capsules is not included in the State Essential Drug List now but has been listed in four provinces and cities’ 2010 provincial essential drug list - Yunnan, Henan, Hunan and Tianjin.

Price Controls

The wholesale and retail prices of medicines that are included in the national and provincial insurance catalogs are subject to price controls administered by the Price Control Office under the National Development and Reform Commission, or the NDRC, or their provincial price control authorities. Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan, it is no longer subject to the state price control and provincial price controls in these twelve provinces and the Company has the right to determine the retail price of .Xuesaitong Soft Capsules in these provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the sixteen provinces, its price is still subject to price control administered by the price control authorities in those provinces.

The original price, as approved by the government, was RMB45 (approximately $7.1) per box of 24 capsules. As of December 31, 2011, its maximum price has been adjusted to RMB58.6 (approximately $9.3) per box of 24 capsules. Since March 2007, Xuesaitong Soft Capsules has been placed into the category of “Higher Price for Better Quality” by the National Development and Reform Commission (The “NDRC”). Therefore, the drug benefits from price protection and is exempted from price reduction. Moreover, the category has become a standard of choosing medicines for cardiovascular and cerebrovascular disease.

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

Employees

As of December 31, 2011, we had 656 employees and 416 of these are full-time employees and receive labor insurance. These employees are organized into a union under the labor laws of China and can bargain collectively with us. In addition, we employ over 703 sales representatives who are paid on a commission basis. These representatives are not part of the union. We maintain good relations with our employees.

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

RISKS RELATED TO OUR OPERATIONS

We May Not Be Able To Refinance or Repay Loans We Have Received.

As of December 31, 2011, we had approximately $22.1 million of loans maturing in 2012 (including an aggregate of $3.3 million maturing in January 2012, which has been repaid as of the date of the report, $7.5 million maturing in April 2012, $4.5 million maturing in May 2012, $0.4 million maturing in June 2012, $5.6 maturing in August 2012, $0.8 million maturing in September 2012 and $0.04 million to be repaid on demand). Although we plan to use Shenghuo Plaza and the two new office buildings as mortgage collateral for new loans to reduce current short term debt once we obtain the Property Ownership Certificate, there can be no assurance that we will be able to refinance the loans on acceptable terms or at all, and we do not have at this time the cash necessary to repay the loans as they mature. If we do not refinance or cannot repay our outstanding loans and we default on our obligations, the lenders can demand accelerated payment and foreclose on collateral, our financial condition would be materially adversely affected, and we could be forced to cease operations. Furthermore, even if we are able to obtain extensions on our existing loans, such extensions may include operational and financial covenants significantly more restrictive than our current loan covenants, which would adversely affect our plans and business goals.

Although We Achieved Positive Income For The Years Ended December 31, 2011 and 2010 Respectively, We Recorded Working Capital Deficiency for the Years Ended December 31, 2011, and 2010, And Our Business Condition Is Uncertain.

Although we have had a history prior to 2008 of positive income, working capital and retained earnings and we realized a net income of approximately $0.1 million and $1.2 million for the year ended December 31, 2011 and December 31, 2010, respectively, we incurred a net loss of approximately $6.6 million and $4.6 million for the years ended December 31, 2009 and December 31, 2008, respectively. We also recorded a working capital deficiency amounting to approximately $23.2 million and $15.3 million for the years ended December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Many of those losses occurred in 2009 and were associated with our effort to develop better channels for selling our products with a view to also growing our sales through the OTC market, in order to realize higher product margins. Although our OTC market increased during these two years, it is uncertain whether our efforts in that regard will ultimately succeed to the level we envision.

Our Current Business Is Primarily Based On A Single Product, Which Currently Accounts For Approximately 84.5% Of Our Revenues, And We May Not Be Able To Generate Significant Revenue If This Product Fails.

Approximately 84.5% of our sales for the year ended December 31, 2011 comes from a single product, Xuesaitong Soft Capsules, and our business may fail if this product fails or generates materially less sales revenues. If we experience delays, increased expenses, or other difficulties in the manufacture and sale of the Xuesaitong Soft Capsules, or if our renewal application of the patent protection is rejected, then we may not be able to generate significant revenues or profitability, and our business and financial condition would be materially adversely affected and we could be forced to cease operations, in which case investors may lose all or part of their investment in our company.

We Rely On A Few Suppliers For Sanchi, The Primary Ingredient in Most of Our Products, And Any Disruption With Our Suppliers Could Delay Product Shipments And Have a Material Adverse Impact on Our Business Operations And Profitability.

Due to the limited availability of Sanchi, we currently rely on a small number of suppliers as our source for Sanchi, the primary raw material that is needed for us to produce our products. We believe that there are few alternative suppliers available to supply the Sanchi plant, and should any of our current suppliers terminate their business arrangements with us or increase their prices of materials supplied, it would delay product shipments and adversely affect our business operations and profitability. In addition, if the suppliers refused to sell Sanchi, or increased the sales prices of Sanchi, this would also have a material adverse impact on the results of operations. In an effort to reduce costs of Sanchi, in 2011, we constructed green houses in which Sanqi has been grown on the 3.3 acres (20 Mu) within the Resort. We hope this will reduce our reliance on third party suppliers of Sanqi in the future. However, since it normally takes three years from the time Sanchi is grown until the first yield is realized, we will continue to be dependent on third party suppliers in the immediately future.

If Our Primary Product Is Replaced By Other Medicines, Is Removed From Key Independent Insurance Catalogues of the Various Provinces, Our Revenue Will Suffer Substantially.

Under Chinese regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the insurance catalogues, which include the State Insurance Catalogue and the insurance catalogues of various provinces (“PIC”), may be reimbursed, in part or in whole, by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in the State Insurance Catalogue or the PICs. Since 2005, our main, Xuesaitong Soft Capsules, had been listed in the State Insurance Catalogue. The content of the State Insurance Catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to the State Insurance Catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the State Insurance Catalogue. Xuesaitong Soft Capsules accounted for approximately 84.5% of our sales for the year ended December 31, 2011. On July 1, 2010, the updated State Insurance Catalogue became effective. Xuesaitong Soft Capsules, our primary product, was not included in Part B of the State Insurance Catalogue as it has been since 2005. However, if Xuesaitong Soft Capsules is included in the Provincial Insurance Catalog of each of the 31 Chinese provinces, this will allow the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. The update of all Provincial Insurance Catalogs of the 31 Chinese provinces has been completed in 2011 and Xuesaitong Soft Capsules has been listed in the 2010 Provincial Insurance Catalogs of the following sixteen provinces and cities: Tianjin, Jiangsu, Hebei, Henan, Shanghai, Heilongjiang, Fujian, Anhui, Guangdong, Yunnan, Beijing, Guangxi, Inner Mongolia, Shaanxi, Gansu and Hunan. The total percentage of sales derived from Xuesaitong Soft Capsules in these provinces account for approximately 72% in 2010 and 77% in 2011. Xuesaitong Soft Capsules has been delisted from the 2010 Provincial Insurance Catalogs of the following 15 provinces: Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan provinces and city where it generated a sales of 28% in 2010 and 20.19% in 2011. Should the Company fail to receive provincial approval in the major provinces in which it is sold, such failure could have a material adverse impact on the Company.

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

Our three largest customers accounted for approximately 32.1% and 25.0% of our sales for the years ended December 31, 2011 and 2010, respectively. We do not have any long-term contracts with these customers, each of whom orders only on a “purchase order” basis. There can be no assurances that any of these customers will continue to purchase products from us. The loss of any or all of these customers or a significant reduction in their orders would have a materially adverse effect on our revenues.

The Failure To Manage Growth Effectively Could Have An Adverse Effect On Our Business, Financial Condition, And Results Of Operations.

The rapid market growth, if any, of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2011, we had 416 full-time, salaried employees, in addition to our employment of over 703 sales representatives who are paid on a commission basis. The continued future growth will impose significant added responsibilities upon the members of our management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Gui Hua Lan, our non-executive Chairman of the Board, Feng Lan, our Chief Executive Officer and President, Lei Lan, our Vice President, and Raymond Wang, our Chief Financial Officer, perform key functions in the operation of our business. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

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

Currently, two of our products, Wei Dingkang Soft Capsules and Dencichine for Injection, have pending applications with the SFDA. Phase II exploratory and enhanced clinical trials for Wei DingKang have been completed in 2010 and Phase III clinical trials are expected start in May 2012 and completed by June 2014. The pharmacology and toxicology studies of Dencichine for Injection are almost finished and we are planning to apply for clinical trails for it with the State Food and Drug Administration (SFDA) in May of 2012. Clinical trails may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. The Chinese Military Medical Institute performs these tests. The risk is that if we do not receive timely approval for either of these drugs, then production will be delayed and sales of the products cannot be planned for.

If All Or A Significant Portion Of Our Customers With Trade Receivables Fail To Pay All Or Part Of The Trade Receivables Or Delay The Repayment, Our Net Income Will Decrease And Our Profitability Will Be Adversely Affected.

As of December 31, 2011, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.6 million) were approximately $18.1 million. The standard credit period for most of our new clients is two months. For certain clients, such as long-standing clients or large clients, we will extend the credit period. Currently, most of our clients have established a long-term corporate relationship with us, so their credit periods are generally six months. Within the medical industry in China, the collection period is generally longer than that for other industries. Our estimated average collection period for the year ended December 31, 2011 was 71 days. There is no assurance that our trade receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected, and our liquidity will be adversely affected.

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

Our Primary Product Is Subject To Price Controls By The China Government, Which May Affect Both Our Revenues And Net Income.

The laws of the PRC provide for the government to fix and adjust prices. Our primary product Xuesaitong Soft Capsules was subject to price controls which affected our gross profit, gross margin and net income. Since Xuesaitong Soft Capsules is no longer listed in the 2010 State Insurance Catalog and the 2010 Provincial Insurance Catalogs of Zhejiang, Jiangxi, Jilin, Liaoning, Shangdong, Shanxi, Chongqing, Hubei, Sichuan, Xinjiang, Guizhou, Qinghai, Ningxia, Tibet and Hainan, it is no longer subject to the state price control and provincial price controls in these fifteen provinces and the Company has the right to determine the retail price of Xuesaitong Soft Capsules in these provinces. However, since Xuesaitong Soft Capsules is still listed in the insurance catalogs of the rest of the sixteen provinces, its price is still subject to price control administered by the price control authorities in those provinces.

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

We intend to apply for renewal of these certificates, permits, and licenses prior to expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then-prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, our operations and profitability may be materially adversely affected.

Failure To Comply With Applicable GMP Standards Could Have A Material Adverse Effect On Our Business, Financial Condition And Results Of Operations.

We are required to comply with applicable GMP regulations, which include requirements relating to personnel, premises and equipment, raw materials and products, qualification and validation, documents management, production management, quality control and quality assurance, and products distribution and recall. Manufacturing facilities must be approved by governmental authorities before we can use them to commercially manufacture our products and are subject to inspection by regulatory agencies. The SFDA have implemented the more stringent new GMP standards which are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognized quality control mechanisms. The latest update to the GMP standards have greatly raised the bar for quality control, documentation, and overall manufacturing processes, thus causing an increase of cost in manufacturing and decrease of profit margins.

A pharmaceutical manufacturer must meet the new GMP standards, which became effective on March 1, 2011for each of its production facilities in China with respect to each form of pharmaceutical products it produces within a five-years grace period. Manufacturers of injectables, blood products, or vaccines have a three-years grace period to bring existing facilities in line with the revisions.

We have obtained pharmaceutical products and health food GMP certificates. We currently hold the following GMP certificates: (1) a GMP certificate for ointment products that expires on December 31, 2015; (2) a GMP certificate for powder products that expires on March 5, 2014; (3) a GMP certificate for products in the form of tablet, granule, capsule, and soft capsule that expires on July 18, 2012; and (4) a GMP certificate for health food products that expires on December 25, 2012.

Although our products meet the GMP guidelines and we are in the process to renew some GMP certificates and, we may not obtain clearance from the SFDA in the event that we are inspected. Although we intend to upgrade our production facilities to bring them in line with the new GMP standards, any failure to comply with the new GMP standards may subject us to fines or other penalties, which may have a material and adverse impact on our business, financial condition and results of operations.

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

We Do Not Carry Insurance To Cover Any Losses Due To Fire, Casualty Or Theft At Our Production Facility Located In Kunming, China.

We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects

We Are Responsible For The Indemnification Of Our Officers And Directors. Our Indemnification Obligations Could Adversely Affect Our Business, Financial Condition And Results Of Operations.

Our bylaws require us to indemnify our current and former directors, officers, employees and agents against most actions of a civil, criminal, administrative or investigative nature. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations. We currently hold directors’ and officers’ liability insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some cases. Furthermore, our insurance carriers may seek to deny coverage in some cases, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves. Therefore, our indemnification obligations could result in the diversion of our financial resources and may adversely affect our business, financial condition and results of operations.

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

We Are Expanding Into The Hotel Management And Wellness Tourism Business Of Which We Don’t Have Prior Experience.

In December 2010, we substantially finished the construction of the 17-storey Shenghuo Plaza. Two floors of Shenghuo Plaza are designed to be utilized as 12 Ways Chinese Herbal Beauty Demonstration Center, which has begun trial operation since October of 2011. The balance of Shenghuo Plaza is used as a four-star business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. The Company also plans to develop a TCM-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). We do not have any track record in the hotel, hospitality and wellness tourism business and there can be no assurance that we will be successful in attracting the business clientele or tourists we are seeking, meeting hotel room occupancy projections and at projected rates and achieving ancillary revenues from the restaurant and entertainment facilities within Shenghuo Plaza. The successful opening and operation of Shenghuo Plaza and the Resort is subject to various contingencies, many of which are beyond our control. These contingencies include, among others, the ability to: purchase and negotiate acceptable lease terms, secure required governmental permits and approvals, generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our plans, hire, train and retain qualified personnel and the successful integration of this new line of business into our existing operations. Any failure to successfully operate Shenghuo Plaza could have a material adverse effect on our results of operations. In addition, our plan to develop the Resort will place increased demands on our operational, managerial and administrative resources. The planned expansion may not produce the revenues, earnings, or business synergies that we anticipate which could cause our business and financial condition to be materially and adversely affected.

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

Shenghuo Plaza Is In Trial Operation Now. We May Not Be Able To Get the Property Ownership Certificate And Business License As Promptly As We Expected. Any Delay Or Failure To Get Them Will Have An Adverse Impact On Our Operation Of The Shenghuo Plaza And Our Ability To Use The Shenghuo Plaza And The Two New Office Buildings As Mortgage Collateral For Any Of The Bank Loans We Borrow.

We substantially completed the construction of Shenghuo Plaza at the end of 2010. Shenghuo Plaza consists of 17 storeys, two of which are utilized as 12 Ways Chinese Herbal Beauty Demonstration Center and the balance is used as a four-star business hotel-Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. As of December 31, 2011, we incurred a cost of approximately RMB146.3 million (approximately $23 million) to build Shenghuo Plaza. While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB250 million (approximately $39.7 million) based on the market price of comparable land and buildings.

Shenghuo Plaza began trial operations since January 2011. As the interior decoration and outfitting of all the floors were completed in November 2011, the entire Shenghuo Plaza is now open to the public on a trial basis and will be formally open to the public after we obtain our business license. In order to get the business license for Shenghuo Plaza, we must obtain the following certificates: (1) Certificate of Completion Acceptance and Environmental Protection, (2) Certificate of Inner Building Environment Examination, (3) Certificate of Fire Prevention Inspection, (4) Building Completion Examination Certificate and (5) Property Ownership Certificate. As of now, we have obtained the first three certificates mentioned above. We expect to receive the Building Completion Examination Certificate and Property Ownership Certificate in April of 2012. Once the Building Completion Examination Certificate and Property Ownership Certificate are issued, we intend to apply for a business license for Zhonghuang Hotel and use Shenghuo Plaza and the two new office buildings as mortgage collateral for a new loan amounting to RMB100 million (approximately $16 million) to finance the Xinglin International Health-Preserving Tourist Resort and to reduce current short term debt. However, in order to get a Property Ownership Certificate of Shenghuo Plaza, we must obtain all of the certificates mentioned above first. There is no assurance that we will get the Building Completion Examination Certificate, the Property Ownership Certificate, or the business license within the time frame mentioned above. Any delay or failure to get them will have an adverse impact on our operation of the Shenghuo Plaza and our ability to use the Shenghuo Plaza and the two new office buildings as mortgage collateral for any of the bank loans we borrow.

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

The Ability Of Our Chinese Operating Subsidiaries To Pay Dividends May Be Restricted Due To Foreign Exchange Control Regulations Of China.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and substantially all of our revenues are generated in China, our revenue being earned and currency received are denominated in Renminbi (RMB). RMBis subject to the exchange control regulation in China. Under the current unified floating exchange rate system, the People’s Bank of China (“PBOC”) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIE’s, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits into foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

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

Furthermore, the RMB is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange RMB for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of RMB into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Reminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating subsidiaries are FIEs to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

The Foreign Currency Exchange Rate Between U.S. Dollars And RMB Could Adversely Affect Our Financial Condition.

To the extent that we need to convert dollars into RMB for our operational needs, our financial position and the price of our common stock may be adversely affected should the RMB appreciate against the U.S. dollar at that time. Conversely, if we decide to convert our RMB into dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiary in China would be reduced should the dollar appreciate against the RMB. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. As a result, from 1994 to July 2005, the value of the RMB relative to the U.S. dollar remained stable. Countries, including the United States, argued that the RMB was artificially undervalued due to China’s monetary policies and pressured China to allow the RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the RMB to the dollar, and the value of the RMB relative to the U.S. dollar has appreciated since then. Under the new policy the RMB is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the dollar.

Inflation In The PRC Could Negatively Affect Our Profitability And Growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20%. In 2011, the inflation rate was 5.4% and in January 2012, the inflation rate was 4.5%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

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

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. On March 21, 2012, the Exchange notified the Company its decision to defer making a determination on whether the Company has regained compliance until the company files the Annual Report on the Form 10-K on March 30, 2012. The Company has been subject to periodic review by Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by March 30, 2012 could result in the Company being delisted from the Exchange.

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

Our Principal Stockholder Has Significant Influence Over Us.

Our largest shareholder, Lan’s Int’l Medicine Investment Co., Limited, or LIMI, beneficially owns or controls approximately 77.3% of our outstanding shares. Gui Hua Lan, our non-executive Chairman of the Board, Feng Lan, our Chief Executive Officer and President, and Zheng Yi Wang are directors of LIMI and have voting and investment control over the shares owned by LIMI. In addition, Gui Hua Lan, Feng Lan and Zheng Yi Wang own 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares, and Lei Lan, our Vice President, owns 9.37% of LIMI. We have other officers and directors who also hold equity interests in LIMI. LIMI has controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. LIMI also has the power to prevent or cause a change in control. In addition, without the consent of LIMI, we could be prevented from entering into transactions that could be beneficial to it. The interests of LIMI may differ from the interests of our other shareholders.

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

We are required to establish and maintain appropriate internal controls over financial reporting and disclosure controls and procedures. In connection with the restatement of our previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarter ended March 31, 2008 and our assessments of our disclosure controls and procedures under Item 307 of Regulation S-K, management concluded that as of December 31, 2010 and December 31, 2011, our disclosure controls and procedures were not effective and that we had material weaknesses in our internal control over financial reporting. Please refer to the discussion under Item 9A, “Controls and Procedures” for further discussion of our material weaknesses as of December 31, 2011. Should we be unable to remediate those or any other material weaknesses promptly and effectively, such weaknesses could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Any litigation or other proceeding or adverse publicity relating to the material weaknesses could have a material adverse effect on our business and operating results.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. However, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Commencing on July 25, 2007, our shares of common stock began trading on the Exchange under the ticker symbol “KUN.”

The high and low sales prices for our common stock for each full quarterly period from January 1, 2010 to December 31, 2011 are set forth below:

	High	Low
Fiscal 2011
4th Quarter	$0.51	$0.27
3rd Quarter	0.88	0.40
2nd Quarter	1.58	0.60
1st Quarter	1.99	0.80

Fiscal 2010

4th Quarter	$0.95	$0.38
3rd Quarter	0.65	0.34
2nd Quarter	0.95	0.62
1st Quarter	0.96	0.65

Holders

As of March 23, 2012, there were 8 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and we currently intend to retain future earnings, if any, to finance the expansion of our business. We do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, at their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC, which also may affect our ability to pay cash dividends in the future.

Equity Compensation Plan

On June 15, 2009, our Board of Directors and stockholders adopted and approved our 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan allows for awards of stock options for up to 2,000,000 shares of common stock. As of December 31, 2010, no options to purchase common stock had been granted under the 2009 Plan.

As of December 31, 2011, the following warrants are outstanding:

	# of securities to be issued upon exercise of outstanding options, warrants and rights	Exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Warrants granted to Westpark Capital in 2007	40,000	4.20	-

Warrants granted to two of our non-employee directors in 2007	6,000	3.50	-

Total	46,000		-

Recent sales of unregistered securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of China Shenghuo Pharmaceutical Holdings, Inc. Throughout this document, references to “we,” “our,” the “Company” refer to China Shenghuo Pharmaceutical Holdings, Inc. and its subsidiaries. MD&A should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

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

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with the GMP standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 84.5% of our sales for the year ended December 31, 2011 as compared to more than 90.9% of our sales for the year ended December 31, 2010.

We have expanded our real estate owned and deployed in our pharmaceutical operations by 107,231 square feet. This is a result of the construction of our 29,212 square feet new 7-storey office building for our executives and administrative staff. We also built a 78,020 square feet 7-storey adjacent building to be used as a training facility for sales and marketing team, and our staff’s continuing education. These two new office buildings were built at a cost of approximately RMB26 million (approximately $4million) by using cash flow from our operations and are debt free. We rented out the 3rd floor and part of the 4th floor of the training facility building totaling an area of 15,931 square feet for a term of four years. The lease began in April 2011 with an annual rental of RMB532,800 ($85,000) for the first year and 5% increment for each year in the next three years.

Shenghuo Plaza and Zhonghuang Hotel

With the substantial completion of Shenghuo Plaza at the end of 2010, we entered into a new business - the hotel and hospitality business. Shenghuo Plaza consists of 17-storey totaling approximately 252,984 square feet. Two floors of Shenghuo Plaza are utilized as 12 Ways Chinese Herbal Beauty Demonstration Center, which has begun trial operation since October of 2011. In the center, we use 12 Ways cosmetics to demonstrate how to keep beautiful and healthy, provide a variety of services, including acupuncture, body massage, foot massage and train our professional beauticians. The Company believes this center is helpful to promote 12 Ways’ brand recognition and the sales of 12 Ways cosmetics. In addition, 12 Ways beauty products are prominently displayed in the lobby of the Shenghuo Plaza in order to expose them to tourists and business clienteles. The balance of Shenghuo Plaza is used as a business hotel - Zhonghuang Hotel, restaurant and banquet facilities and an entertainment venue. The hotel is designed and decorated according to the four-star hotel standards. The market focus of the hotel is tour groups, business people, business conferences, wedding banquet, business banquet, and ancillary services. The Company believes that Shenghuo Plaza is a sound investment that will generate cash flow to support the R&D and the pharmaceutical business of the Company. On November 15, 2010, we formed Shenghuo Hotel Management of which we hold 80% equity interest, while Tianzhiheng Hotel Management Co., Ltd. ("Tianzhiheng") holds 20% equity interest, to operate the hotel together. Tianzhiheng is a professional hotel management company with rich experiences in hotel operation. The Company believes the cooperation with Tianzhiheng can complement the Company's lack of experience in the hotel management business and help the Company to operate the hotel better. As of December 31, 2011, we incurred a cost of approximately RMB146.3 million (approximately $23 million) to build Shenghuo Plaza. While we have not conducted any appraisal, we believe that Shenghuo Plaza can be valued at approximately RMB250 million (approximately $39.7 million) based on the market price of comparable land and buildings. This assumes the issuance of the property ownership certificate and other permits discussed elsewhere herein. Shenghuo Plaza has begun trial operations since January 2011 with certain interior decorating and outfitting being carried out on those floors not yet ready for guest occupancy. The interior decorating of the rest of the floors has been completed in November 2011. The entire Shenghuo Plaza is now open to the public on a trial basis and will be formally open to the public after we obtain our business license. In order to get the business license for Shenghuo Plaza, we must obtain the following certificates: (1) Certificate of Completion Acceptance and Environmental Protection, (2) Certificate of Inner Building Environment Examination, (3) Certificate of Fire Prevention Inspection, (4) Building Completion Examination Certificate and (5) Property Ownership Certificate. As of now, we have obtained the first three certificates mentioned above. We expect to receive the Building Completion Examination Certificate and Property Ownership Certificate in April of 2012. Once the Building Completion Examination Certificate and Property Ownership Certificate are issued, we intend to apply for a business license for Zhonghuang Hotel and use Shenghuo Plaza and the two new office buildings as mortgage collateral for a new loan amounting to RMB100 million (approximately $16 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below and to reduce current short term debt.

Xinglin International Health-Preserving Tourist Resort

We are also expanding into the businesses of wellness tourism. On April 30, 2009, we formed Shilin Shenghuo Pharmaceutical Co., Ltd. as a wholly owned subsidiary for the purpose of purchasing or leasing land to build our own medicinal herb planting base. On September 8, 2010, we signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to lease a piece of land located near the Stone Forest which has been recognized as a world natural heritage. With an area of 437.9 acres (2,658 Mu), the land will be used to construct a TCM-based ecological wellness tourism destination that focuses on improving the health and extending the life expectancy of the elderly and introduce TCM culture - Xinglin International Health-Preserving Tourist Resort (the “Resort”). In the Resort, approximately 250.4 acres (1,520 Mu) are devoted to planting suitable-for-cultivating Sanchi and other medicinal herbs for use in the production of our medicinal products in 2011. The rest of the property will be used to build exhibition facilities which emphasize TCM culture, a temple, a TCM museum and apartments for elderly people.

In an effort to reduce costs of raw materials used in our medicinal products, we have grown the medicinal herb Banlangen and Danshen, which are used in the production of our Banlangen Tablets/Grains and Danshen Tablets, on 197.6 acres (1,200 Mu) and 16.5 acres (100 Mu), respectively. We have harvested them at the beginning of 2012. We have also constructed greenhouses within the Resort in which the medicinal herb Sanqi are grown on 3.3 acres (20 Mu) at the beginning of 2012, which we expect to harvest in 2014.

The total operating lease amounts to approximately RMB30.6 million (equals to approximately $ 4.9 million) with a lease term of 20 years. Our operating lease commitment is approximately $0.4 million for 2012, $0.2 million for each 2013 and 2014 and approximately $3.5 million for 2015.

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

As of December 31 2011, we have paid RMB6,798,000($1,079,000) to the Entrepreneur Centre as a installment payment for the purchase of certain land use right for the Resort. The Company has paid 18% of the total purchase price of RMB37,800,000 ($5,999,000) for the land use right. The remaining balance will be paid in future installments as determined by the Entrepreneur Centre. The terms of the land use right purchase is set forth in the Supplemental Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden (the “Supplemental Agreement”), dated September 8, 2010 between Kunming Shenghuo and the Entrepreneur Center and previously filed. Both the Lease Agreement and the Supplemental Agreement are subject to the fulfillment by Kunming Shenghuo of certain conditions including timely payment and construction and implementation of the Resort in accordance with the prescribed timeframe and standards.

New drug pipeline

•	Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, after which the phase II exploratory and enhanced clinical trials have commenced and completed in 2010. In the third quarter of 2011, we have held a seminar with related experts and drafted a preliminary clinical research protocol. We have entered into an agreement with a clinical study company to run phase III clinical trials. We anticipate Phase III clinical trials will begin in May of 2012 and will be completed by the first half of 2014. Thereafter, we will submit the application for production approval. We expect to obtain production approval by the end of 2014. We expect to incur a cost of approximately RMB4.2 million (approximately $0.65 million) to run Phase III clinical trials from 2012 to 2014.

•	Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. So far, we have completed the preparation of the materials and we plan to submit our application for clinical trials to State Food and Drug Administration (SFDA) in May 2012. Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2014. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. We incurred approximately RMB658,404 (approximately $101,939) in 2011 and expect to incur approximately RMB4 to 6 million (approximately $0.6 million to $0.9 million) from 2012 to 2014 in connection with clinical trials.

•	Sh1002 - is designed to treat one of complications of diabetes mellitus: retinal vascular lesions. We submitted Investigational New Drug Application (IND) for Sh1002 to FDA in October 2010 and have been approved to start IND study after December 24, 2010. The application for clinical trials for Sh1002 in America has also been approved by FDA and the Phase I clinical trial has been started in the second quarter of 2011 and a group consisted of 18 patient cases accepted the Phase I clinical trial and no one has any adverse drug reactions. With the completion of the Phase I clinical trial in January 2012, we are now preparing for the Phase II clinical trials. We plan to continue conducting the Phase II clinical trials in America and then license our technology to a foreign pharmaceutical company, while retaining the China domestic marketing and the global manufacturing right of Sh1002. We incurred approximately $303,335 for Phase I clinical trials and the preparation for Phase II clinical trials in 2011. Approximately $1.5 million is expected to be expended for Phase II clinical trials.

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

With intense price competition among many similar or identical products in the industry, we believe that building brand equity is the primary means to generate and sustain profitable growth in the future. Our brand strategy is centered on “Lixuwang” - the brand under which our main product “Xuesaitong” Soft Capsules is sold and “Shenhuo” - the brand under which most of our products are sold. "Lixuwang", the trademark of Xuesaitong Soft Capsules, was awarded the Chinese Well-Known Trademark Honor by the State Administration for Industry and Commerce of China in 2010. This prestigious award gives China Shenghuo green path in anti-counterfeit campaign and intellectual property protection. We believe that our relationships within the Chinese pharmaceutical industry are key to building brand equity, and we believe we can benefit from developing and maintaining relationships with professionals within the industry, especially physicians and hospitals.

Xuesaitong Soft Capsules represented approximately 84.5% of our sales for the year ended December 31, 2011. In addition to the State Insurance Catalogue, each of the 31 Chinese provinces establishes its own provincial insurance catalogue (each, a “PIC”). A drug listed on the PIC will result in the patient purchasing such drug to receive the same 90% reimbursement as if such drug were listed on Part B of the State Insurance Catalogue. In November 2009, the Ministry of Labor and Social Security in China announced the updated State Insurance Catalogue, which takes effect on July 1, 2010, and the Xuesaitong Soft Capsules was no longer listed. At present, it has been announced that Banlangen Tables, Dansheng Tables and Sulfadiazine Silver Ointment have already been approved to be listed in the newly announced State Insurance Catalogue. The Ministry of Labor and Social Security in China plans to update the State Insurance Catalogue every two years, but since 2000, the catalog has been updated only twice.

In order to mitigate the negative impact the removal from the State Insurance Catalogue may have on the Company, we have been coordinating with various provinces to list the Xuesaitong Soft Capsules on the various PICs and so far, Xuesaitong Soft Capsules is listed on sixteen provinces or cities’ PIC, the sales from these provinces or cities accounted for approximately 77% of our total sales of Xuesaitong in 2011.

Further, the Department of Heath in China, which makes an independent assessment of the drugs available, publishes a “State Essential Drug List” as to what drugs are basic and prevalent and can satisfy the ordinary need for drugs to all the people. Patients purchasing medicines included in the “State Essential Drug List” are entitled to reimbursement of 90% of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. In addition to the State Essential Drug List, each of the 31 Chinese provinces is entitled to add about 100 drugs to the State Essential Drug List. A drug listed on the provincial list will result in the patient purchasing such drug to receive the same 90% reimbursement. The Company’s Xuesaitong Soft Capsules was listed on the “State Essential Drug List” in 2000 and 2004 and the list is supposed to be updated every four years. Xuesaitong Soft Capsules is not included in the State Essential Drug List now but has been listed in four provinces and cities’ 2010 provincial essential drug list - Yunnan, Henan, Hunan and Tianjin.

Xuesaitong Soft Capsules is subject to wholesale and retail price controls by the Chinese government, and is primarily sold in China, and is also sold in various developing countries, including Malaysia, Indonesia and Kyrgyzstan. Sales of the product in China are regulated by the State Food and Drug Administration (“SFDA”) as a prescription drug and therefore must be sold to consumers through hospital pharmacies and cannot be advertised, thus limiting the ability of the company to market the brand. Our three largest customers are Tianjin Zhongxing Medicine Co., Ltd., Yunnan Medicine, Co.,Ltd. and Guangzhou Medicine Co., Ltd., all of which accounted for 13.7%, 11.5% and 6.9% of our sales for the year ended December 31, 2011.

As of December 31, 2011, our medicine marketing team maintains sales offices in approximately 25 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 703 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other potential customers to expand the distribution and presence of our non-prescription brands and cosmetics.

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

According to data from the China State Statistical Bureau, the total retail sales of TCM and western medicines in China grew 17.9% on a year-over-year basis in 2011. This growth was driven by a number of favorable factors including the reform of the medical system in China, improving standards of living from an increase in disposable income, an aging population, the improving access and higher participation in the State Basic Medical Insurance System, and the increase in government spending on public health care.

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

Strategic Adjustment in Cosmetic

Since the marketing of 12 Ways cosmetics, the Company tried to expand its sales and have expanded the geographic region in which our 12 Ways products were sold from our native Yunnan province to a number of cities and provinces outside our local region. But due to the insufficient funding for marketing development, the sales of 12 Ways cosmetics grew slowly and the subsidiary of cosmetics has suffered a continuing loss. The loss adversely effected the holistic operation of the Company. Currently, the Company has a tight budget, in order to focus on our principal business – pharmaceutical with our limited capital, the Company has decided to make adjustment in Cosmetic in the fourth quarter of 2011. We will not fund the market development for 12 Ways cosmetics until we have enough capital.

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

On June 18, 2007, the Board of Shenghuo China resolved to increase the registered capital of Shenghuo China by $734,348 from $9,665,017 to $10,399,365. As a result, we own approximately 94.95% of the equity interests of Shenghuo China, and Kunming Dian Jiao Investment Consulting Co., Ltd. ("Dian Jiao") owns approximately 5.05% of the equity interests of Shenghuo China.

Shenghuo China owns a 100% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), Kunming Pharmaceutical Importation and Exportation Co., Ltd.(“Import/Export”), and Kunming Shenghuo Cosmetics Co.(“Cosmetic”), Ltd.

On April 30, 2009, Shenghuo China formed Shi Lin Shenghuo Pharmaceutical Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of December 31, 2011, Shi Lin had not started its operation.

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

On November 15, 2010, Shenghuo formed Kunming Shenghuo Hotel Management Co., Ltd. (“Hotel”). According to the investment agreement with an independent third party, Shenghuo holds 80% equity interest in Hotel by investing the land use right and construction of the hotel while the third party holds a 20% equity interest by decorating the hotel, to operate the hotel together.

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. On March 21, 2012, the Exchange notified the Company its decision to defer making a determination on whether the Company has regained compliance until the company files the Annual Report on the Form 10-K on March 30, 2012. The Company has been subject to periodic review by Exchange Staff during the extension period. The stockholder’s equity was approximately $2.1 million and $2.0 million as of December 31, 2011 and 2010, respectively.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010	Change ($)	Variance (%)

Sales	$44,158,182	$32,697,195	$11,460,987	35%
Cost of goods sold	16,980,006	11,198,736	5,781,270	52%
Gross profit	27,178,176	21,498,459	5,679,717	26%
Operating expenses:
Selling expenses	19,838,582	15,715,325	4,123,257	26%
General and administrative expenses	5,015,534	3,638,445	1,377,089	38%
Research and development expenses	710,361	656,225	54,136	8%
	25,564,477	20,009,995	5,554,482	28%
Income from operations	1,613,699	1,488,464	125,235	8%

Other expenses:	(1,493,757)	(104,968)	(1,388,789)	1323%
Income before income tax	119,942	1,383,496	(1,263,554)	(91)%
Income tax benefit (expense)	11,765	(105,764)	117,529	(111)%
Net income before allocation to non-controlling interests	131,707	1,277,732	(1,146,025)	(90)%
Less: net (loss) income attributable to non-controlling interests	(17,973)	60,878	(78,851)	(130)%
Net income attributable to stockholders	$149,680	$1,216,854	(1,067,174)	(88)%
Basic and diluted earnings per share	$0.01	$0.06	(0.05)	(83)%
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400	-	-

Fiscal Years Ended December 31, 2011 and 2010

Sales: Sales for the year ended December 31, 2011 were approximately $44.2 million, an increase of approximately $11.5 million, or 35%, from approximately $32.7 million for the year ended December 31, 2010. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing in Tianjin City, Jiangsu, Guangdong and Yunnan Province as Xuesaitong was listed on the PIC list of Tianjin City since the second half year in 2010 and the Company strengthened sales promotion in the provinces and cities where Xuesaitong was listed on their PIC lists, especially Yunnan Province and Tianjin City. The OTC market also contributed part of increase of revenue as the Company also strengthened the OTC market development in 2011.

Cost of sales: Our cost of sales for the year ended December 31, 2011 was approximately $17.0 million, an increase of approximately $5.8 million, or 52%, from approximately $11.2 million for the year ended December 31, 2010. The increase in cost of sales was due to the increase of the sales volume and the purchase price of Sanqi which is the main raw material of our main product Xuesaitong. Although we have started to grow Sanqi within the Resort, we will not be able to harvest until 2014 because it has a three year growth cycle. In addition, the Zhonghuang Hotel began trial operation since January 2011 which has contributed $2.3 million to the increase of cost of sales.

Gross profit: Our gross profit for the year ended December 31, 2011 was approximately $27.2 million as compared with approximately $21.5 million for the year ended December 31, 2010. Gross profit as a percentage of revenues was approximately 61.5% for the year ended December 31, 2011, a decrease of 4.3% from 65.8 % for the year ended December 31, 2010. The decrease in gross profit percentage was primarily due to the increase of cost of sales set forth above.

Selling expenses: Selling expenses were approximately $19.8 million for the year ended December 31, 2011, an increase of approximately $4.1 million, or 26%, from approximately $15.7 million for the year ended December 31, 2010. The primary reason for the increase in selling expenses was due to increase of sales commission to sales representative in line with the sales increment.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expenses: General and administrative expenses were approximately $5.0 million for the year ended December 31, 2011, an increase of approximately $1.4 million, or 38%, from approximately $3.6 million for the year ended December 31, 2010. The increase was primarily due to the increase of the management’s traveling expenses and conference expenses for expanding our sales channel. In addition, Zhonghuang Hotel began trial operation since January 2011 which has contributed approximately $0.5 million to the increase of general and administrative expense.

Research and development expenses: Research and development expense for the year ended December 31, 2011 was approximately $0.71 million as compared to approximately $0.66 million for the year ended December 31, 2010. The increase was primarily due to the expenditures in 2011 for the Phase I clinical test of Sh1002 in America which amounted to $303,335.

Net other expense: Net other expense, which includes interest income, subsidy income, interest expense, other income and other expense, was approximately $1.5 million for the year ended December 31, 2011 as compared to approximately $0.1 million for the year ended December 31, 2010, an increase of approximately $1.4 million, or 1323%. The increase was mainly due to less subsidy income from provincial government as compared the same period in 2010 and more interest expenses in the 2011.

Income tax benefit (expense): Income tax benefit was $11,765 for the year ended December 31, 2011 as compared to income tax expense $105,764 for the year ended December 31, 2010. The tax benefit was mainly from medicine segment of the Company and the deferred tax assets benefit from accrued expenses and provisions for inventory.

Net income attributable to stockholders: We achieved a net income attributable to stockholders of approximately $0.1 million for the year ended December 31, 2011 as compared to approximately $1.2 million for the year ended December 31, 2010. The decrease in net income attributable to stockholders was primarily due to the decrease of subsidy income and increase of interest expense.

Liquidity and Capital Resources

General - As of December 31, 2011, we had cash and cash equivalents of approximately $1.2 million. We have historically financed our business operations through bank loans, in addition to equity offerings. In 2011, the Company achieved a net income of approximately $0.1 million although we suffered sharp increase of interest expense. Our consolidated current liabilities exceeded its consolidated current assets by approximately $23.2 million as of December 31, 2011, and approximately $15.3 million as of December 31, 2010.

For the year ended December 31, 2011, we had net cash used in operating activities of approximately $1.0 million, a decrease of over approximately $6.8 million from net cash provided by operating activities of approximately $5.8 million for the year ended December 31, 2010. We believe that we would be able to obtain more cash flows from operating activities by strengthen control on working capital management.

Cash flow

	Years ended December 31,
	2011	2010
	(in thousands)

Net cash (used in) provided by operating activities	$(970)	$5,841
Net cash used in investing activities	(2,295)	(8,037)
Net cash provided by financing activities	2,751	1,820
Cash and cash equivalents at end of the year	$1,247	$1,669

Operating Activities: Net cash used in operating activities for the year ended December 31, 2011 was approximately $1.0 million, as compared to net cash provided by operating activities of approximately $5.8 million for the year ended December 31, 2010. These results reflect the impacts of a decrease of approximately $6.8 million in working capital.

Investing Activities: Net cash used in investing activities was approximately $2.3 million for the year ended December 31, 2011, as compared to net cash used in the amount of approximately $8.0 million for the year ended December 31, 2010. The decrease in net cash used in investing activities was primarily due to less capital expenditure for Shenghuo Plaza in 2011.

Financing Activities: Net cash provided by financing activities was approximately $2.8 million for the year ended December 31, 2011 compared to net cash provided in the amount of approximately $1.8 million for the year ended December 31, 2010. The increase in cash provided was primarily due to the increase of loans borrowed from banks.

Restricted net assets

Our consolidated net income can be distributable only after sufficient appropriation of reserves. Amounts restricted to transfer funds to the stockholder through loans, advance, or dividends, include paid-in capital, additional paid-in capital and reserve funds of the Company as determined pursuant to the PRC accounting standards and regulations. However, since the Company recorded an accumulated deficit, the restricted net assets were determined up to the net assets of the Company, which was approximately $2.1 million and $2.0 million as of December 31, 2011 and 2010, respectively.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by approximately $23.2 million as of December 31, 2011, and approximately $15.3 million as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing by using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company obtains the Property Ownership Certificate in April of 2012. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event we are not able to obtain funding, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

As of December 31, 2011, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.6 million) were approximately $18.1 million, an increase of approximately $6.6 million, from approximately $11.5 million (net of allowance for doubtful accounts of approximately $2.3 million) as of December 31, 2010. In order to maintain our existing market and customers and further to expand our sales in the increasingly competitive business environment, the Company decided to allow some of our customers historically with good credit to extend their credit terms, which led to the increase of the accounts receivable. Before 2009, we made significant cash advances to our sales representatives to assist and encourage them to expand the marketing and sales of our products into new markets and to develop new customers. We believed that the sales representatives would be better able to expand into new markets and to secure new customers if they were advanced funds for their travel, meals and other incidental expenses that arose in connection with their sales activities. Prior to September 2006, we did not ask sales representatives to pay off advances immediately because the Chinese economy has grown quickly and because competition in the pharmaceutical industry is intense. Instead, we encouraged sales representatives to expand their markets and gain more customers. However, beginning in September 2006, we began to more vigorously pursue collection of all sales representative advances. Nonetheless, there are some sales representative advances that have aged so significantly that, based on prior experience, we do not expect to collect on every outstanding advance and have estimated the uncollectible balance based on the age of the advances. Pursuant to the policies adopted at the beginning of 2009, instead of advancing sales representatives money to sustain or develop markets, we reimburse sales representatives their selling and marketing expenses when they present expense vouchers. Management considers this a better way to manage the potential for bad debts on the advances to sales representatives. We pay the accrued selling expenses only when we collect an account receivable for which a sales representative has presented his expense receipts. Because we offer a grace period of one to three months to our clients for remitting payments due, the accrued sales expenses may remain outstanding as long as it takes to collect the corresponding accounts receivable.

Other receivables (net of allowances for doubtful accounts), consisted mainly of receivables due from sales representatives and employee advances, these were approximately $4.1 million as of December 31, 2011 and 2010.

	December 31,
	2011	2010
Other receivables	$7,402,837	$7,270,938
Allowance for doubtful accounts	3,318,735	3,159,623
Net amount	$4,084,102	$4,111,315

As of December 31, 2011, our accounts payable were approximately $9.4 million, an increase of approximately $0.4 million, from approximately $9.0 million as of December 31, 2010. The increase of accounts payable is mainly attributed to the extension in payment terms with certain major suppliers.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we deliver the products to the customers. The deposits were approximately $6.1 million as of December 31, 2011, increased approximately $1.2 million, from approximately $4.9 million as of December 31, 2010.

Other payables and accrued expense, mainly consisted of accrued commission payable to the sales representatives, increased by approximately $2.1 million, from approximately $9.7 million as of December 31, 2010 to approximately $11.8 million as of December 31, 2011 due to the net effect of payment and accrual for commission.

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

In April 2011, we signed a loan agreement with Fudian Bank and obtained a short-term borrowing amounting to RMB8 million (approximately $1.3 million) between April 22, 2011 and April 21, 2012. This short-term borrowing was collateralized by the Shenghuo’s patent - a Method of Synthetic Preparation of Dencichine for Treatment of Bleeding (No. ZL00109992.2).

In July, 2011, we entered into a factoring agreement with Bank of China (the “BOC”) to transfer our accounts receivable with full recourse and the proceeds received from BOC being recognized as collateralized borrowings. Under this renewed factoring agreement, BOC agrees to provide the Company a maximum of approximately RMB30 million (approximately $4.8 million) factoring advance until July 28, 2012.

In August, 2011, we signed a loan agreement with Agricultural Bank of China (the “ABC”) and obtained a short-term borrowing amounting to RMB35 million (approximately $5.6 million) between August 26, 2011 and August 25, 2012. This short-term borrowing was collateralized by Shenghuo’s shares.

In September, 2011, Medicine borrowed a short-term loan in the amount of RMB5 million (approximately $0.8 million) from China Minsheng Bank Corporation. This loan was guaranteed by a maximum loan allowance contract of RMB10 million, or approximately $1.6 million. The unused line of credit as of December 31, 2011 was approximately $0.8 million.

Further, in December 2011, we signed a loan agreement with China Merchants Bank and obtained a short-term borrowing amounting to RMB2.66 million (approximately $0.42 million) between December 30, 2011 and June 29, 2012. This short-term borrowing was collateralized by bank acceptance bills.

The completion of Shenghuo Plaza is expected to generate more cash flows and increase our ability to obtain additional financing from banks. Considering the financial resources presently available, we believe that we have sufficient working capital for our present requirements and for at least the next 12 months assuming that we are able to obtain mortgage financing on the Shenghuo Plaza and the two new office buildings. We will continue to make efforts to expand our sales to get more cash flow.

However, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the subsidiaries and there is no assurance that such funding will be available. Please see Note 10 –Borrowings in the Consolidated Financial Statements.

Off-Balance Sheet Commitment and Arrangements

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre to lease land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately $4.9 million with a lease term of 20 years. Up to approximately $4.4 million under this lease agreement would be paid in the coming 4 years.

The Company plans to pay the lease expense by using the cash flow from our operation.

As of December 31 2011, we have paid RMB6,798,000($1,079,000) as installment payment, accounting for 18% of the total purchase price of RMB37,800,000 ($5,999,000) for the purchase of certain land use right for the Resort to the Entrepreneur Centre. The remaining balance will be paid in future installments as determined by the Entrepreneur Centre. The terms of the land use right purchase is set forth in the Supplemental Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden (the “Supplemental Agreement”), dated September 8, 2010 between Kunming Shenghuo and the Entrepreneur Center and was previously filed. Both the Lease Agreement and the Supplemental Agreement are subject to the fulfillment by Kunming Shenghuo of certain conditions including timely payment and construction and implementation of the Resort in accordance with the prescribed timeframe and standards.

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

Foreign Currency Risk

Since all of our operations are conducted in the PRC, we are subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange rate fluctuations. Our operational results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to medical reforms and other laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC. In addition, all of our revenue is denominated in the Chinese Yuan RMB (“RMB”), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMBinto foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government. The effect of the fluctuations of exchange rates is not considered to be material to our business operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Gui Hua Lan and Mr. Raymond Wang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Wang concluded that despite our hiring of a CFO who is familiar with U.S. GAAP in this April, more training offered to our staff in the accounting department and improvements in areas of previously identified weakness in internal control over financial reporting identified (described below), our disclosure controls and procedures were not effective as of December 31, 2011.

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

As of December 31, 2011, our management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, our management has concluded that despite our hiring of a CFO who is familiar with U.S. GAAP in April 2011, more training offered to our staff in the accounting department and improvements in areas identified below, our internal controls were not effective as of December 31, 2011.

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

In this fiscal year ended December 31, 2011, we have recruited certain accounting personnel with knowledge of US GAAP and organized trainings in US GAAP. However, these steps could not adequately enable our financial staff to fulfill the requirements of US GAAP as it needs more time in training. Accordingly, we continue to believe there is a material weakness relating to the insufficient integration of our personnel with US GAAP expertise into the financial reporting process, resulting in inadequate processes and documentation to address accounting and reporting requirements under US GAAP.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2011.

Changes in Internal Control over Financial Reporting

The Company did not have the internal financial resources to devote further effort to this given its other business priorities and intention to return to profitability.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to the applicable information in our Proxy

Statement related to the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement.

PART IV

ITEM15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement, dated as of June 30, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2006).

2.1(a)	Amendment No. 1 to the Share Exchange Agreement, dated as of August 11, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(a) to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

2.1(b)	Amendment No. 2 to the Share Exchange Agreement, dated as of August 28, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by reference).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.1	Joint Establishment Agreement of Kunming Beisheng Science & Technology Development Co., Ltd. dated January 1, 2006 entered into by and between the Company and Beijing University Shijia Research Center (translated to English) (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

Exhibit Number	Description of Exhibit

10.2	Joint Venture Agreement for Kunming Shenghuo Pharmaceutical Group Co., Ltd. dated May 22, 2006 entered into by and between Lan’s International Medicine Investment Co., Limited and SDIC Venture Capital Investment, Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

10.3	Form of Independent Director’s Agreement, entered into by the Company with each of Mingyang Liao, Yunhong Guan, Jason Zhang and Xiaobo Sun (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.4	Form of Warrant Agreement, entered into by the Company with each of Gene Michael Bennett and Yunhong Guan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.5	Form of Warrant to be issued to be issued to the Underwriter, entered into by the Company and Westpark Capital Inc. (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007).

10.6	Line of Credit Agreement dated August 6, 2009 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.7	Pledge Agreement dated August 21, 2009 by and between the Company and Agricultural Bank of China Shuanglong Branch. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.8	Insurance Policy dated May 4, 2009 issued by Ping An Property & Casualty Insurance Company of China, Ltd. in favor of the Company. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.9	Indemnity Agreement dated June 9, 2009 by and among the Company, Ping An Property & Casualty Insurance Company of China, Ltd. and China Construction Bank Kunming Heping Branch. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.10	Loan Contract dated August 24, 2009 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.11	Loan Contract dated March 26, 2008 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.12	Rights Pledge Contract dated August 19, 2009 by and between the Company and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)
10.13	Mortgage Contract dated March, 2008 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

Exhibit Number	Description of Exhibit

10.14	Loan Contract dated March 30, 2007 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Construction Bank, Kunming Heping Branch. (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.15	Mortgage Contract dated March 30 , 2007 by and between Kunming Shenghuo Pharmaceutical (group) Co., Ltd. and China Construction Bank, Kunming Heping Branch. (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.16	Borrowing Contract dated March 29, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Kunming Municipal Bureau of Finance, Branch Bureau of Kunming National Economy and Technology Developing District. (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.17	Loan Contract dated January, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.18	Mortgage Contract dated January, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.19	Loan Contract dated April 7, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.20	Mortgage Contract dated March 31, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc., Kunming Shuanglong Sub-Branch. (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.21

Mortgage Contract dated March 31, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc., Kunming Shuanglong Sub-Branch. (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.22	Factoring Agreement dated May 13, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Heping Branch, China Construction Bank. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.)

10.23	Loan contract dated April 22, 2011 by and between Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. and Fudian Bank. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.)

10.24	Guaranty Agreement on Pledge of Right dated April 22, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Fudian Bank. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.)

Exhibit Number	Description of Exhibit

10.25	Loan Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.26	Mortgage Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.27	Pledge Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.28	Factoring Agreement, dated July 29, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Bank of China, Yunnan Branch. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.29	Short Term Domestic Credit Insurance, dated May 4, 2011, between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Ping An Insurance Company. (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.30	Agreement on Indemnities Transfer, dated May 5, 2011, between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Ping An Insurance Company. (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.31	Loan Contract, dated August 26, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011.)

10.32	Lease Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden between Kunming Shenghuo Pharmaceutical (Group) Co.,Ltd and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre, dated September 8, 2010 (Revised) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011.)

10.33	Supplemental Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden between Kunming Shenghuo Pharmaceutical (Group) Co.,Ltd and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre, dated September 8, 2010 (Revised) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011.)

10.34*	Loan Contract, dated December 26, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Merchants Bank.

10.35*	Financial Service Contract, dated September 29, 2011 by and between Kunming Shenghuo Medicine Co., Ltd. and China Minsheng Bank Corporation.

14.1	China Shenghuo Pharmaceutical Holdings, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2007).

Exhibit Number	Description of Exhibit

16.1	Letter from Hansen, Barnett & Maxwell, P.C. dated August 26, 2009 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.)

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registration Statement on Form SB-2 on Form S-3 filed with the Securities and Exchange Commission on September 18, 2007).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*	Filed herewith.

**

The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)

March 30, 2012	By:	/s/ Feng Lan
Feng Lan
Chief Executive Officer and President (Principal Executive Officer)

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Feng Lan
Date: March 30, 2012		Feng Lan Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Raymond Wang
Date: March 30, 2012		Raymond Wang Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Gui Hua Lan
Date: March 30, 2012		Gui Hua Lan
Non-executive Chairman of the Board

	By:	/s/ Lei Lan
Date: March 30, 2012		Lei Lan Vice President and Director

	By:	/s/ Yunhong Guan
Date: March 30, 2012		Yunhong Guan Director

	By:	/s/ Jason Yuanxin Zhang
Date: March 30, 2012		Jason Yuanxin Zhang Director

	By:	/s/ Xiaobo Sun
Date: March 30, 2012		Xiaobo Sun Director

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms	F-1 to F-2

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-5

Consolidated Statements of Changes in Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Notes to Consolidated Financial Statements	F-8 to F-27

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of China Shenghuo Pharmaceutical Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Shenghuo Pharmaceutical Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Bernstein & Pinchuk llp

New York, NY

March 30, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China Shenghuo Pharmaceutical Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Shenghuo Pharmaceutical Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, NY

March 30, 2011

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in USD, except shares)

	December 31,
	2011	2010

Assets:
Current assets:
Cash and cash equivalents	$1,247,230	$1,669,387
Restricted cash	794,115	-
Accounts and notes receivable, net	18,076,050	11,531,027
Other receivables, net	4,084,102	4,111,315
Advances to suppliers, net	542,153	580,168
Inventories	2,695,388	2,599,351
Amounts due from related parties	574,899	190,614
Current deferred tax assets	1,394,101	833,568
Other current assets	199,929	208,111
Total current assets	29,607,967	21,723,541

Property, plant and equipment, net	25,873,670	21,069,139
Intangible assets, net	1,473,074	1,432,736
Deposits for long-live assets	1,078,846	754,979
Non-current deferred tax assets	275,677	366,478
Total assets	$58,309,234	$45,346,873

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

(Amounts in USD, except shares)

	December 31,
	2011	2010
Liabilities and Equity:
Current liabilities:
Accounts payable	$9,395,483	$8,964,404
Other payables and accrued expenses	11,819,179	9,699,857
Sales representative deposits	6,106,287	4,936,429
Amounts due to related parties	18,414	79,864
Short-term borrowings	15,858,895	5,289,178
Advances from customers	1,090,668	1,158,649
Taxes and related payables	2,255,322	881,506
Current portion of long-term borrowings	6,253,075	6,039,833
Total current liabilities	52,797,323	37,049,720
Long-term borrowings	-	6,251,227
Total liabilities	52,797,323	43,300,947
Commitments and Contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares issued and outstanding	1,968	1,968
Additional paid-in capital	6,014,688	6,193,927
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(5,790,759)	(5,940,439)
Accumulated other comprehensive income	1,743,393	1,638,109
Total stockholder's equity	2,116,313	2,040,588
Non-controlling interest	3,395,598	5,338
Total equity	5,511,911	2,045,926
Total liabilities and equity	$58,309,234	$45,346,873

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Amounts in USD, except shares)

	Years ended December 31,
	2011	2010

Sales	$44,158,182	$32,697,195
Cost of goods sold	16,980,006	11,198,736
Gross profit	27,178,176	21,498,459
Operating expenses:
Selling expenses	19,838,582	15,715,325
General and administrative expenses	5,015,534	3,638,445
Research and development expense	710,361	656,225
	25,564,477	20,009,995
Income from operations	1,613,699	1,488,464
Other income (expenses):
Interest income	11,810	8,325
Subsidy income	536,013	786,916
Interest expense	(1,714,887)	(842,560)
Other income	82,712	247,536
Other expenses	(409,405)	(305,185)
	(1,493,757)	(104,968)
Income before income tax	119,942	1,383,496
Income tax benefit (expense)	11,765	(105,764)
Net income before allocation to non-controlling interests	131,707	1,277,732
Less: net (loss) income attributable to non-controlling interests	(17,973)	60,878
Net income attributable to stockholders	$149,680	$1,216,854
Comprehensive income:
Net income	131,707	1,277,732
Foreign currency translation adjustment	187,150	51,517
Comprehensive income	$318,857	$1,329,249
Comprehensive income attributable to non-controlling interests	63,893	63,333
Comprehensive income attributable to stockholders	254,964	1,265,916
Basic and diluted earnings per share	$0.01	$0.06
Weighted-average number of shares outstanding - basic and diluted	19,679,400	19,679,400

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in USD, except shares)

	Stockholder’s Equity
	Common Stock
			Additional Paid-in	Appropriated Retained	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Deficit	Income	Interest	Total Equity
December 31, 2009	19,679,400	$1,968	$6,193,927	$147,023	$(7,157,293)	$1,589,047	$1,086	$775,758
Disposal of a subsidiary	-	-					(88,620)	(88,620)
Contribution from non-controlling interests	-	-	-	-	-	-	29,539	29,539
Net income for the year	-	-	-	-	1,216,854	-	60,878	1,277,732
Foreign currency translation adjustment	-	-	-	-	-	49,062	2,455	51,517
December 31, 2010	19,679,400	1,968	6,193,927	147,023	(5,940,439)	1,638,109	5,338	2,045,926
Purchase of non-controlling interest in subsidiaries	-	-	(159,610)	-	-		127,094	(32,516)
Contribution from non-controlling interests	-	-	-	-	-	-	3,199,273	3,199,273
Amount due from a stockholder	-	-	(19,629)	-	-	-	-	(19,629)
Net income for the year	-	-	-	-	149,680	-	(17,973)	131,707
Foreign currency translation adjustment	-	-	-	-	-	105,284	81,866	187,150
December 31, 2011	19,679,400	$1,968	$6,014,688	$147,023	$(5,790,759)	$1,743,393	$3,395,598	$5,511,911

See notes to consolidated financial statements

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD)

	Years ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$131,707	$1,277,732
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(398,459)	58,362
Depreciation and amortization	1,494,985	755,380
Bad debt provision and allowance and inventories write off	380,825	1,786,315
Gain on disposal of fixed assets	-	(103,140)
Change in working capital:
Accounts and notes receivable	(5,980,478)	799,195
Other receivables	233,585	1,234,888
Amounts due from/to related parties	(365,393)	313,278
Advances to suppliers	(88,842)	(168,759)
Inventories	(22,393)	1,164,966
Other current assets	18,351	(186,754)
Accounts payable	(26,097)	1,935,119
Other payables and accrued expenses	1,584,229	(713,701)
Advances from customers	(124,047)	207,968
Sales representative deposits	895,308	(2,277,841)
Taxes and related payables	1,296,310	(242,273)
Net Cash (Used in) Provided by Operating Activities	(970,409)	5,840,735

Cash Flows from Investing Activities:
Purchase of long-lived assets	(2,299,690)	(8,354,461)
Proceeds from disposal of long-lived assets	4,753	317,679
Net Cash Used in Investing Activities	(2,294,937)	(8,036,782)

Cash Flows from Financing Activities:
Increase in restricted cash	(794,115)	-
Contribution from non-controlling interests	-	29,539
Proceeds from borrowings	25,897,076	29,582,155
Payments on borrowings	(22,352,041)	(27,791,252)
Net Cash Provided by Financing Activities	2,750,920	1,820,442

Effect of exchange rate fluctuation on cash and cash equivalents	92,269	58,452
Net decrease in cash and cash equivalents	(422,157)	(317,153)
Cash and cash equivalents at beginning of year	1,669,387	1,986,540
Cash and cash equivalents at end of year	$1,247,230	$1,669,387

Supplemental Information:
Cash paid for interest	$1,540,896	$967,686
Cash paid for income tax	$71,503	$130,229

Non-cash activity:
Contribution from non-controlling interests	3,199,273	-

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

On April 30, 2009, Shenghuo formed Shi Lin Shenghuo Co., Ltd. (“Shi Lin”) as a wholly owned subsidiary. Shi Lin was formed for the purpose of purchasing or leasing land suitable for cultivating the medicinal herb Panax notoginseng for use in the production of the Company’s medicinal products. As of December 31, 2011, Shi Lin does not generate any revenue.

On November 15, 2010, Shenghuo formed Kunming Shenghuo Hotel Management Co., Ltd. (“Hotel”). According to the investment agreement with an independent third party, Shenghuo holds 80% equity interest in Hotel by investing the land use right and construction of the hotel while the third party holds a 20% equity interest by decorating the hotel, to operate the hotel together.

Except for CSPH, all other entities are formed in and operate within the PRC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern. The Company’s consolidated current liabilities exceeded its consolidated current assets by approximately USD23,189,000 as of December 31, 2011 and USD15,326,000 as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing by using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company obtains the Property Ownership Certificate in April of 2012. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event that the Company is not able to obtain funding, it will not be able to implement or may be required to delay all or part of the business plan, and the ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

(c)	Use of estimates

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

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: a) Going concern; b) valuation allowance for deferred tax assets based on estimated future taxable income as described in note 15; c) allowance for doubtful receivables as described in note 5 and note 6; d) Depreciable life for property, plant and equipment. The relevant amounts could be adjusted in the near term if experience differs from current estimates.

(d)	Foreign currency translation

CSPH’s functional currency is the United States dollar (“USD”). The functional currency of the CSPH’s subsidiaries in the PRC is RMB (“RMB”).

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

(e)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments with original maturities of three months or less that are readily convertible to cash.

(f)	Accounts and notes receivable

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

(g)	Other receivables

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

(h)	Inventories

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

Costs incurred to physically transfer product to customer locations are recorded as a component of cost of goods sold.

(i)	Property, plant and equipment

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

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Asset	Useful life (years)	Residual value %
Buildings	25 – 40	5
Machinery	3 – 20	0-5
Equipment and furnishing	3 – 10	0-5
Vehicles	3 – 10	0-5

Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Expenditures for maintenance and repairs are expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of operations.

(j)	Intangible assets

The Company’s intangible assets mainly consist of land use rights and office software. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the government. Land use rights and software are carried at cost and charged to expense on a straight-line basis over the period as follows:

Asset	Useful life (years)
Land use rights	20 - 50
Software	5

(k)	Impairment or disposal of long-lived assets

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2011 and 2010, respectively.

(l)	Accrued expenses and other payables

Accrued expenses and other payables primarily consist of accrued commission expense, accrued legal expense and accrued payroll expense, etc.

(m)	Sales representative deposits

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

(n)	Fair value of financial instruments

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

(o)	Income and other taxes

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

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods, and income tax disclosures. The Company did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2011 and 2010.

The Company is not subject to any income tax in the United States. Shenghuo is qualified to enjoy preferential tax rate under relevant PRC tax laws and regulations, with effective income tax rate of 10% in 2009, 11% in 2010 and 12% in 2011. All other subsidiaries in the PRC were subject to income tax at a rate of 25% for the years presented.

(p)	Revenue recognition

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

Revenue for the Hotel business is recognized when the services have been rendered.

(q)	Subsidy income

Subsidy income received in cash from government is subject to the revenue recognition standards and hence will not be recognized as income until any conditions attached to the subsidy are satisfied.

(r)	Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. Advertising costs amounting to approximately USD21,000 and USD70,000 for the years ended December 31, 2011 and 2010, respectively, were recorded in the selling expenses.

(s)	Research and development

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounting to approximately USD710,000 and USD656,000 for the years ended December 31, 2011 and 2010, respectively, were recorded in the statements of operations.

(t)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately USD514,000 and USD262,000 for the years ended December 31, 2011 and 2010, respectively.

(u)	Appropriated retained earnings

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

(v)	Basic and diluted earnings per share

The computation of basic and diluted earnings per share is based on the weighted-average number of shares outstanding during the periods presented. Potentially dilutive securities for the years ended December 31, 2011 and 2010 include 46,000 and 246,000 warrants respectively (note 14). However, since the average market price of the related common stock for these two years exceeds the exercise price, the warrants are considered having no dilutive effect in computation of earnings per share.

(w)	Credit risk

All of cash has been deposited in the banks with great reputation in China and there is little possibility of credit risk.

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

(x)	Concentration

Due to the limited availability of Sanqi the Company currently relies on a small number of suppliers as its source for Sanqi, the primary raw material that is needed to produce its products. Management believes that there are few alternative suppliers available to supply the Sanqi, and should any of the current suppliers terminate their business arrangements with the Company or increase their prices of materials supplied, it would delay product shipments and materially adversely affect the Company’s business operations and profitability. The Company had concentrations of purchase raw materials from three vendors each of which was over 10% of total purchase accounting for 70.6% for the years ended December 31, 2011 and from two vendors accounting for 55.6% of total purchases for the years ended December 31, 2010.

During the year ended December 31, 2011, the Company had concentration of sales to two customers accounting for 25.2%. Each of them accounted for more than 10% of the total sales of the Company. No concentration risk on sales existed for the Company in 2010.

As of December 31, 2011 and 2010, there was no significant concentration on accounts receivables from single customer.

Approximately 84.5% and 90.9% of our sales for the year ended December 31, 2011 and 2010 respectively came from a single product, Xuesaitong Soft Capsules, and the Company’s business may fail if this product fails or generates materially less sales revenues. If the Company experiences delays, increased expenses, or other difficulties in the manufacture and sale of the Xuesaitong Soft Capsules, or if the licenses and government approvals are revoked to sell the product, or this product is no longer carried in the Provincial Insurance Catalogs of the sixteen provinces and cities, the Company may not be able to generate significant revenues or profitability, and its business and financial condition would be materially adversely affected and it could be forced to cease operations.

The Company conducts its business widely in China, and management does not consider any concentration on geographic risk.

(y)	Recent accounting pronouncements

From time to time, new accounting standards issued by the Financial Accounting Standards Board (“FASB”) are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NOTE 3 – SEGMENT REPORTING

The Company has four major operating segments, Medicine, Cosmetic, Hotel and Shi Lin. The Company’s operating segments are based primarily on different type of business and represent the primary mode used to assess allocation of resources and performance. The Company evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, interest, income taxes and certain other items.

(a) Segment reporting of 2011:

	Medicine	Hotel	Shi Lin	Others	Total

Revenues form external customers	$40,780,375	$2,728,101	$-	$649,706	$44,158,182
Intersegment revenues	287,392	125,489	-	-	412,881
Interest revenues	9,851	1,648	143	168	11,810
Interest expense	(1,695,110)	(19,511)	(26)	(240)	(1,714,887)
Depreciation and amortization	825,404	640,831	10,666	18,084	1,494,985
Segment profit (loss)	542,132	(205,015)	(283,883)	(137,378)	(84,144)
Other significant noncash items:
Provision and allowance	253,160	-	-	127,665	380,825
Segment assets	43,123,048	16,666,818	7,990,336	1,195,562	68,975,764
Expenditure for segment assets	345,784	3,927,197	1,171,298	-	5,444,279

During the year ended December 31, 2011 and 2010, the revenue from external customers in other segment was generated from the Cosmetic business.

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows,

2011
Revenues
Total revenues for reportable segments	$44,571,063
Elimination of intersegment revenues	(412,881)
Total consolidated revenues	$44,158,182

Profit or loss
Total loss for reportable segments	$(84,144)
Other income	82,712
Other expense	(409,405)
Subsidy income	536,013
Elimination of intersegment profits	(5,234)
Profit before income tax	$119,942

Assets
Total assets for reportable segments	$68,975,764
Elimination of intersegment receivables	(10,666,530)
Total consolidated assets	$58,309,234

(b) Segment reporting of 2010:

	Medicine	Hotel	Shi Lin	Others	Total

Revenues form external customers	$31,855,443	$-	$-	$841,752	$32,697,195
Intersegment revenues	305,762	-	-	-	305,762
Interest revenues	7,551	83	424	267	8,325
Interest expense	(841,950)	-	-	(610)	(842,560)
Depreciation and amortization	731,015	-	4,140	20,225	755,380
Segment profit (loss)	1,106,338	(51,069)	(157,628)	(242,601)	655,040
Other significant noncash items:
Provision and allowance	(1,699,757)	-	-	(86,558)	(1,786,315)
Segment assets	38,001,267	9,312,674	7,405,098	1,469,817	56,188,856
Expenditure for segment assets	3,714,572	5,732,921	948,942	-	10,396,435

Reconciliations of segment revenue, profit and loss and assets with consolidated amount are listed as follows:

2010
Revenues
Total revenues for reportable segments	$33,002,957
Elimination of intersegment revenues	(305,762)
Total consolidated revenues	$32,697,195

Profit or loss
Total profit for reportable segments	$655,040
Other income	247,536
Other expense	(305,185)
Subsidy income	786,916
Elimination of intersegment profits	(811)
Profit before income tax	$1,383,496

Assets
Total assets for reportable segments	$56,188,856
Elimination of intersegment receivables	(10,841,983)
Total consolidated assets	$45,346,873

NOTE 4 – RESTRICTED CASH

As of December 31, 2011, restricted cash represents the security deposits that serve as collateral for the notes payable and current bank loans amounting to US$317,993 and  US$476,122, respectively, from Medicine. (2010: Nil)

NOTE 5 – ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consisted of the following:

	December 31,
	2011	2010
Notes receivable	$1,229,183	$214,927
Accounts receivable	19,397,060	13,576,605
Total	20,626,243	13,791,532
Less: allowance for doubtful accounts	2,550,193	2,260,505
	$18,076,050	$11,531,027

During the year ended December 31, 2011, an allowance for the doubtful accounts were provided for, with corresponding expense amounting to approximately USD170,000 charged in the consolidated statement of operations, compared with approximately USD111,000 in 2010.

NOTE 6 – OTHER RECEIVABLES, NET

Other receivables consisted mainly of receivables due from sales representatives and employee advances as following:

	December 31,
	2011	2010
Other receivables	$7,402,837	$7,270,938
Less: allowance for doubtful accounts	3,318,735	3,159,623
	$4,084,102	$4,111,315

During the year ended December 31, 2011, an allowance for the doubtful accounts was provided for, with expense amounting to approximately USD2,000 charged in the consolidated statement of operations, compared with approximately USD1,423,000 in 2010.

NOTE 7 – INVENTORIES

Inventories consisted of the following:

	December 31,
	2011	2010
Raw materials	$808,009	$807,796
Work-in-process	1,361,386	1,127,918
Finished goods	525,993	663,637
	$2,695,388	$2,599,351

During the year ended December 31, 2011, due to the expiration of certain inventory, a write-off of approximately USD58,000 has been provided for, and recognized in cost of goods sold, compared with approximately USD227,000 in 2010

 NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2011	2010
Buildings	$19,858,315	$7,476,668
Machinery	5,792,783	5,372,358
Equipment and furnishing	6,657,214	305,557
Vehicles	561,743	487,993
	32,870,055	13,642,576
Less: accumulated depreciation	7,896,559	6,177,614
Less: impairment provision	15,168	-
	24,958,328	7,464,962
Construction in progress	915,342	13,604,177
	$25,873,670	$21,069,139

As of December 31, 2011 and 2010, the construction in progress consisted of the Shilin project and the Shenghuo Plaza and the training centre, respectively.

By the end of December 31, 2011, the Hotel decoration and furnishing contributed by the third party was approximately USD3,199,000.

Depreciation expenses were approximately USD1,437,000 and USD702,000 for the years ended December 31, 2011 and 2010, respectively.

Certain property, plant and equipment with the carrying amounts of approximately USD5,092,000 were pledged as collateral for bank borrowings as of December 31, 2011, compared with USD5,433,000 in 2010.

Interest expenses that had been capitalized for construction in progress amounted to approximately USD148,000 and USD271,000 for the years ended December 31, 2011 and 2010 respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,
	2011	2010
Land use rights	$1,573,569	$1,487,429
Software	246,426	200,697
	1,819,995	1,688,126
Less: accumulated amortization	346,921	255,390
	$1,473,074	$1,432,736

All the land use rights were pledged as collateral for bank borrowings as of December 31, 2011 and 2010.

Amortization expenses for intangible assets were approximately USD79,000 and USD61,000 for the years ended December 31, 2011 and 2010, respectively.

Estimated aggregate future amortization expense for the succeeding five years and thereafter as of December 31, 2011 is as follows:

Succeeding year	Future amortization expense
2012	$88,397
2013	88,166
2014	87,760
2015	65,134
2016	42,361
Thereafter	1,101,256
Total	$1,473,074

NOTE 10 – BORROWINGS

The Company’s borrowings are payable to banks and the governmental financial bureau. The following summarizes the Company’s debt obligations and respective balances as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Current:
Short-term bank borrowings, collateralized	$15,816,788	$5,135,870
Current portion of long-term borrowings, secured	6,253,075	6,039,833
Borrowings from governmental financial bureau, unsecured	42,107	153,308
	22,111,970	11,329,011
Non-current:
Long-term bank borrowings, secured	-	6,251,227
	$22,111,970	$17,580,238

(a) The current portion of the long-term bank borrowings mature in April 2012.

(b) As of December 31, 2011 and 2010, the balance of borrowings from Agricultural Bank of China (the “ABC”) was approximately USD16,252,000 and USD14,858,000, respectively, among which, borrowings amounting to approximately USD10,697,000 and USD8,818,000, respectively was collateralized by land use rights and buildings, while the others in an aggregate amount of approximately USD5,555,000 and USD6,040,000, respectively were guaranteed by the CSPH’s 94.95% shares in Shenghuo.

(c) As of December 31, 2011, short-term borrowings of approximately USD1,270,000 from Fudian Bank was collateralized by the Shenghuo’s patent. (2010: Nil)

(d) As of July 29, 2011,the Company was granted of a one-year line of credit by Bank of China with a maximum of RMB30,000,000 (approximately USD4,761,000) factoring advance between July 29, 2011 and July 28, 2012.

As of December 31, 2011 and 2010, short-term borrowings of approximately USD3,333,000 and USD2,569,000, respectively, were secured by accounts receivable, with an amount of approximately USD4,166,000 and USD3,211,000, respectively. The unused line of credit as of December 31, 2011 was approximately USD1,428,000 which required additional collaterals upon withdrawal.

(e) As of December 31, 2011, short-term borrowings of RMB5,000,000 (approximately USD794,000) from China Minsheng Bank Corporation was guaranteed by a maximum loan guarantee contract of RMB10,000,000, or approximately USD1,587,000. (2010: Nil) The unused line of credit as of December 31, 2011 was approximately USD793,000. (2010: Nil)

(f) As of December 31, 2011, short-term borrowings of RMB2,660,000 (approximately USD422,000) from China Merchant Bank was collateralized by the bank acceptance notes approximately USD450,000. (2010: Nil)

(g) The weighted average interest rate for the borrowings at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Current:
Short-term bank borrowings	6.91%	5.33%
Current portion of long-term borrowings	5.40%	5.40%
Borrowings from governmental financial bureau	-	-

Non-current:
Long-term bank borrowings	-	5.40%

(h) Interest expense for the short-term bank borrowings is approximately USD1,075,000 and USD277,000 for the years ended December 31, 2011 and 2010, respectively.

(i) The borrowings from governmental financial bureau are interest free, and repaid on demand.

NOTE 11 – OTHER PAYABLES AND ACCRUED EXPENSES

Accrued expenses and other payables consist of the following:

	December 31,
	2011	2010
Accrued expense	$7,813,002	$5,840,670
Other payables	3,635,429	3,600,674
Others	370,748	258,513
Total	$11,819,179	$9,699,857

NOTE 12 – RELATED PARTY TRANSACTIONS AND BALANCES

The Group entered into shares transfer agreements with Mr. Feng Lan, the officer of the Company, in August 2011 for the 1% and 1% shares of Import/Export and Medicine he held respectively with considerations of RMB10,000 (approximately USD1,600) and RMB100,000 (approximately USD16,000) respectively for the 1% and 1% shares of Import/Export and Medicine respectively.

The Group also entered into shares transfer agreements with Mr. Lei Lan, the officer of the Company, in June 2011 for the 1.82% shares of Cosmetics with a consideration of RMB100,000 (approximately USD16,000) for the 1.82% shares of Cosmetics.

Both transactions mentioned above were finished in the third quarter of 2011. After then the Group holds 100% shares of Import/Export, Medicine and Cosmetics.

As of December 31, 2011 and 2010, the Company has following related party balances:

	December 31,
	2011	2010

Amounts due from related parties
Kun Ming Dianjiao Nutritional Supplements Co., Ltd. (“Dianjiao”)	$574,899	$190,614

Amounts due to related parties
Officers	$18,414	$79,864

(a)	Amounts due from related parties as of December 31, 2011 mainly consists of prepayment made to Dianjiao, which is under common control with the Company.

NOTE 13 – RESTRICTED NET ASSETS

As described in note 2(u), the net income of the Company is distributable only after sufficient appropriation of reserves. Amounts restricted to transfer funds to the stockholder through loans, advance, or dividends, include paid-in capital, additional paid-in capital and reserve funds of the Company as determined pursuant to the PRC accounting standards and regulations. However, since the Company recorded an accumulated deficit, the restricted net assets were determined up to the net assets of the Company, which was approximately USD2,116,000 and USD2,041,000 as of December 31 2011 and 2010, respectively.

NOTE 14 – WARRANTS

Details of warrants activity during the years ended December 31, 2010 and 2011 was as follows:

	Numbers of options	Weighted average excise price per share	Weighted average remaining contractual term (year)

Balance as of January 1, 2010	246,000	$3.6	1.5
Granted	-	-	-
Forfeited	-	-	-
Balance as of December 31, 2010	246,000	3.6	0.5
Granted	-	-	-
Expired	(200,000)	3.5	-
Balance as of December 31, 2011	46,000	$4.1	0.6

The following summarizes the outstanding warrants as of December 31, 2011:

				Weighted-Average
			Number of	Remaining	Number of
Exercisable		Exercise	Warrants	Contractual	Warrants
Date	Title	Price	Outstanding	Life (Years)	Exercisable
June 2007	Non-employee directors	$3.5	6,000	0.75	6,000
June 2007	Westpark Capital	$4.2	40,000	0.55	40,000
			46,000		46,000

As of December 31, 2011, exercise prices are significantly higher than CSPH’s stock price which was approximately USD0.35 per share. Management believes it is unlikely that these warrants will be exercised.

NOTE 15 – INCOME TAXES AND OTHER TAXES

(a)	Taxes and related payables

Taxes and related payables are composed of the following:

	December 31,
	2011	2010
VAT, net	$1,308,180	$723,582
Income tax	489,609	157,576
Other taxes	457,533	348
	$2,255,322	$881,506

(b)	Deferred tax assets, net

The temporary differences and carryforwards which give rise to the deferred income tax assets are as follows:

	December 31,
	2011	2010
Net operating loss carryforwards	$694,056	$938,952
Deductible advertising expense carryforwards	469,217	446,418
Allowance for doubtful trade and other receivables	1,135,318	1,355,032
Depreciation difference	161,423	-
Impairment for fixed assets	2,276	-
Unpaid accrued expense	1,272,914	752,994
Inventory obsolescence reserve	69,588	74,741
Total deferred income tax assets	3,804,792	3,568,137
Less: valuation allowance	2,135,014	2,368,091
	$1,669,778	$1,200,046

Certain subsidiaries of CSPH have an aggregate tax loss carryforwards available amounting to approximately USD2,781,000, which begins to expire in 2012, if unused by the offset of future taxable income of the individual subsidiaries. The following table below summarizes the expiration dates of tax loss carryforwards.

Expiration year	Tax loss carryforwards
2012	$398,140
2013	978,004
2014	627,363
2015	477,826
2016	299,509
$2,780,842

Management believes that the remaining tax loss carryforwards of Cosmetic and Import/Export amounting to approximately USD2,340,000 is unlikely to be deductable in the future years, therefore the corresponding deferred tax assets were recognized with full allowance provided.

(c)	Income tax (benefit) expense

Following is a reconciliation of income taxes calculated at the statutory rates to actual income tax (benefit) expense:

	Years Ended December 31,
	2011	2010
Tax at statutory rate of 25%	$29,986	$345,874
Effect of preferential tax rate	(141,028)	(306,312)
Effect of applicable tax regulation	(17,066)	-
Non-deductible expenses	159,570	27,452
Additional deduction	(26,141)	(36,092)
Unrecognised tax loss	2,428	73,084
Others	(19,514)	1,758
Income tax (benefit) expense	$(11,765)	$105,764

The income tax (benefit) expense consisted of the following:

	Years Ended December 31,
	2011	2010

Current tax expenses	$386,694	$47,402
Deferred tax (benefit) expense	(398,459)	58,362
Income tax (benefit) expense	$(11,765)	$105,764

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than USD15,871 (RMB100,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent the land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center.

During 2011 and 2010, rental expense of USD384,746 and USD94,221 respectively under this agreement has been recognized in operating expenses.

As December 31, 2011, the operating lease commitment under this agreement is summarized as below:

Year	Amount
2012	$394,388
2013	236,633
2014	236,633
2015	3,549,493
$4,417,147

(b)	Capital Commitment

As of December 31, 2011, the Company had a capital commitment of USD5,682,093 for Xinglin International Health-Preserving Tourist Resort (the “Resort”), among which, $4,920,297 will be used for purchasing land use right and is expected to be paid upon the requirement of the Management Committee of Kunming Shilin Taiwan Farmer Entrepreneur Centre, and the remaining $761,796 is design fee for the Resort and will be paid to a design company according to their progress of the design. (2010: Nil)

NOTE 17 – SUBSEQUENT EVENTS

Management has considered all events occurring through the date of consolidated financial statements have been issued, and has determined that there are no such events that are material to the consolidated financial statements, or all such material events have been fully disclosed.

