Form 10-K/A
period 2011-12-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2012-04-30
CIK 1335106

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of the registrant’s issued and outstanding shares of common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $12,004,434.

The number of shares outstanding of the registrant’s common stock as of March 23, 2012 was 19,679,400.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of China Shenghuo Pharmaceutical Holdings, Inc. (“we”, “us”, “our”, or the “Company”) for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”). Since we will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2011, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.

This Amendment does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this Amendment, except for the modifications described in this Explanatory Note, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Set forth below are the names of the executive officers, directors and key employees of the Company as of the date of this Amendment:

Name	Age	Position
Feng Lan	39	Chief Executive Officer and President and Director
Gui Hua Lan	69	Non-executive Chairman of the Board
Raymond Wang	33	Chief Financial Officer
Lei Lan	38	Vice President and Director
Zhengyi Wang	67	Executive Director of Kunming Shenghuo Pharmaceutical
		Importation and Exportation Co., Ltd.
Yunhong Guan	44	Director
Jason Yuanxin Zhang	48	Director
Xiaobo Sun	54	Director

Feng Lan has been Chief Executive Officer since June 2011. Prior to that, he had been President since 2002 and a Director since August 2006, and has held the same positions at Kunming Shenghuo Pharmaceutical (Group) Co. Ltd. (“Shenghuo China”) since March 2002. Mr. Lan joined Shenghuo China in 1996, and was Secretary of the Technical Department from September 1996 to December 1999 and General Engineer from March 2000 to March 2005. In October 2004, he was elected as the new General Manager of the group and also the General Manager of the pharmaceutical company. Mr. Lan also serves as a Director of Lan’s International Medicine Investment Co., Limited, the controlling stockholder of the Company. In 2002, he was awarded the title of Technician Making Outstanding Contributions to Kunming city. Mr. Lan has a bachelor’s degree in engineering and graduated from Yunnan traditional Chinese Medicine College in 1996, where he majored in pharmacology. He completed graduate studies in pharmacology at the Kunming Medicine College in 2002.

Gui Hua Lan has been non-executive Chairman of the Board since June 2011. Prior to that, he had been Chief Executive Officer and Chairman of the Board since August 2006, and has held the same positions at Shenghuo China, a 94.95%-owned subsidiary of the Company, since 1995. From 1995 to 1999, Mr. Lan also served as President of Shenghuo China. In 1980, Mr. Lan established his own enterprise devoted to research on traditional Chinese medicine. Mr. Lan also serves as President and Chairman of Kunming Nanguo Biological Resources Development Corp., Ltd., a pharmaceutical research company in China, and President and Chairman of Lan’s International Medicine Investment Co., Limited, the controlling stockholder of the Company. Over the last 25 years, he has overseen the successful commercial development of a large number of traditional Chinese medicine-based drugs and nutritional supplements. Mr. Lan also holds a number of prominent political posts, including: Political Commissar of Yunnan Province, committee of special economy association, committee of business association in Yunnan Province, Standing Director of Chinese Entrepreneurs, Vice-Chairman of the Yunnan Institution of Chinese International Trade Academics Association, Vice-Chairman of Yunnan Technique Enterprises Association and President of the Chamber of Commerce for Pharmaceuticals and Health Foods. Mr. Lan has a bachelor’s degree in engineering and studied at the Chongqing School of Banking and the University of Yunnan from 1959 to 1966.

Raymond Wang, a member of Chinese Institute of Certified Public Accountants, has been the Chief Financial Officer since April 20, 2011. Prior to joining our company, he served as Managing Director for China Biwin Consulting Co., Limited and Guangzhou Biwin Financial Consulting Co., Ltd. since December 2009, where he specialized in providing Pre-IPO financial consulting, internal control consulting, tax consulting and Sarbanes-Oxley Section 404 (“SOX404”) compliance service. From March 2008 to November 2009, Mr. Wang served as a Manager of a U.S. public accounting firm, where he provided U.S. GAAP audit, advisory service on the compliance with SOX404 and pre-audit advisory service, such as enhancing the internal control, preparing financial reports and U.S. GAAP conversion. Prior to that, Mr. Wang was with one of Big Four accounting firms from July 2002 through December 2007, where he managed audit engagements, reviewed the working papers, communicated with top management and liaised with internal tax professionals. Mr. Wang received a Bachelor of Business degree from Guangdong University of Foreign Studies in 2002.

Lei Lan has served as a Director since June 2011. He has been Vice President since January 2010. He served as an Assistant President from March 2009 to January 2010. He has been Executive Director of Sales from August 2006 to March 2009, and has held the same position at Shenghuo China since October 2004. Mr. Lan served as a Director of the Company and Shenghuo China from November 2004 to June 2007. Mr. Lan joined Shenghuo China in 1995 and served as a vice manager of sales from July 1997 to June 1999. He also served as manager of the Yunnan Department from July 1997 to June 1999, where he managed sales within the province. He also served as Vice General Manager of Sales from June 1999 to January 2002 and he served as Marketing Manager and Controller from June 1999 to January 2002. Mr. Lan graduated from Yunnan Ethnic Academy in July 2005 with a major in economics and management and received a Master of Business Administration from China Europe International Business School in 2010.

Zhengyi Wang has served as Executive Director of our subsidiary Kunming Shenghuo Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”) from November 2005 until August 2011, and he served as Corporate Secretary and a Director from August 2006 to April 2009. From June 1999 to July 2004, Mr. Wang served as vice manager of the pharmaceuticals department of Shenghuo China, where he oversaw the manufacturing operations. Mr. Wang also served as director of the enterprise management department from August 2004 to April 2006 and has served as director of the administration center since May 2006, where he assists in management and executive affairs. Mr. Wang is a director of Lan’s International Medicine Investment Co., Limited, the controlling stockholder of the Company. Mr. Wang graduated from the Kunming Medicine College in July 1968 with a major in medical treatment.

Yunhong Guan has served as a Director and as Chairman of the Audit Committee since June 2007. Since May 1998, Mr. Guan has served as a partner of Ya Tai Zhong Hui Certificated Public Accounting Co., Ltd., a company providing auditing services. Since March 2006, Mr. Guan has also served as a lawyer at the Yunnan Weizhen Law Firm. From July 1993 to April 1998, Mr. Guan served as a secretary in the secretary office of the board of directors of Kunming Machine Tools Co., Ltd., a company that designs, produces and sells a series of machine tools and parts and technology products such as computers and products which integrate optical, electrical and mechanical components. Since November 2005, Mr. Guan has served as a director and as chairman of the audit committee of Yunnan Jinggu Forestry Share Co., Ltd., a company providing forestry processing services. Mr. Guan has a degree in Mechanical Quantity Measuring from China Jiliang University and is a certified public accountant.

Jason Yuanxin Zhang has served as a Director and member of the Audit Committee since October 2008. Since August 2007, Mr. Zhang has served as a Managing Director and Senior Analyst for the Bank of Montreal Capital Markets Group, a publicly held banking company. Prior to obtaining his current position, Mr. Zhang served as a Sr. Vice President and Sr. Analyst to Prudential Equity Group in New York from July 2004 to June 2007. From 1999 to 2003, Mr. Zhang also worked as a Research Associate and later as Vice President for Stephens Inc., a private investment banking firm. Mr. Zhang also has significant scientific research experience. From 1995 through 1998, Mr. Zhang worked as a Postdoctoral Scientist with Eli Lilly and Company. From 1994 to 1995, Mr. Zhang was a Postdoctoral Fellow at the Indiana University School of Medicine. Mr. Zhang holds a Masters in Business Administration from the Indiana University Kelly School of Business and a Ph.D. in Cell, Molecular and Neurosciences/Botanic Sciences from the University of Hawaii. He also holds a Master’s and a Bachelor’s degree from the China Agricultural University in the fields of Plant Pathology and Plant Protection, respectively.

Dr. Xiaobo Sun has served as a Director since March 2009. Since November of 2007, Mr. Sun has served as the Deputy Director of the Institute of Medicinal Plant Development, Chinese Academy of Medical Sciences. He also currently serves as a member of the National New Drug Approval Committee. Prior to obtaining his current positions, from October 1990 to October 2007, Dr. Sun served as a researcher of Jilin Institute of Traditional Chinese Medicine and Materia Medica and was a director of Jilin Institute of Traditional Chinese Medicine from 1990 until July 2002. From September 1988 to October 1990, Dr. Sun was a visiting research fellow at Kitasato Institute in Tokyo, Japan. From August 1982 to September 1988, Dr. Sun was an assistant research fellow and the director assistant of Jilin Institute of Traditional Chinese Medicine and Materia Medica. Dr. Sun holds a Ph.D. degree from Jilin Agricultural University in 2004.

Family Relationships

Gui Hua Lan is the father of Lei Lan and Feng Lan, who are brothers. Feng Lan is the husband of Peng Chen.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except what has been publicly disclosed in our annual reports on Form 10-K, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K during the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than 10% of our Common Stock, to file with the SEC an initial report of ownership of our Common Stock on Form 3 and reports of changes in ownership of our Common Stock on Form 4 or Form 5, as applicable. Officers, directors and 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon review of the copies of such reports furnished to us and representations from certain of our executive officers and directors that no other such reports were required, we believe that during the year ended December 31, 2011 all of our executives officers, directors and 10% beneficial owners filed the required Section 16(a) reports on a timely basis.

Code of Ethics

On June 7, 2007, our Board of Directors adopted the China Shenghuo Pharmaceutical Holdings, Inc. Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14.1 to our Form 10-KSB/A filed with the SEC on April 29, 2008 and is available on our website at www.shenghuo.com.cn.

Audit Committee

We established our Audit Committee in June 2007. Our Audit Committee has a charter, which is available on our website, at www.shenghuo.com.cn. The Audit Committee consists of Yunhong Guan and Jason Yuanxin Zhang, each of whom is an independent director. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions.

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

The Board of Directors has determined that each member of the Audit Committee qualifies as an Audit Committee Financial Expert under applicable SEC rules and satisfies the AMEX standards for financial literacy and financial or accounting expertise or experience.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation that we have recorded in each of the last two completed fiscal years for our principal executive officer and principal financial officer. None of our other executive officers had total compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

	Annual Compensation
Name and Position	Year	Salary($)	Bonus ($)	Total($)

Feng Lan	2011	$17,193	$0	$17,193
Chief Executive Officer

Gui Hua Lan
Chief Executive Officer and	2010	$23,612	$0	$23,612
Chairman of the Board

Raymond Wang	2011	$24,772	$0	$24,772
Chief Financial Officer

Chuanxiang Huang	2010	$10,588	$0	$10,588
Chief Financial Officer

Grants of Plan-Based Awards in 2011

There were no option grants in 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

There were no option exercises or options outstanding in 2011.

Option Exercises and Stock Vested in Fiscal 2011

There were no option exercises or stock vested in 2011.

Employment Agreements

Feng Lan receives an annual salary of approximately $17,193. He is a party to a non-fixed-term employment agreement which he entered into in 2009 with Shenghuo China .The agreement does not provide for severance upon termination. No new employment agreement has been entered into since then.

On April 16, 2011, the Company entered into an employment agreement (the “Employment Agreement”), effective as of April 20, 2011, with Mr. Raymond Wang, our Chief Financial Officer. Pursuant to the terms of the Employment Agreement, Mr. Wang agreed to serve as our part-time Chief Financial Officer for a term of one year at a monthly salary of RMB 20,000. For any successful Company financing in which Mr. Wang participates, Mr. Wang will be eligible for a bonus of three thousandths (3‰) of the financing amount. Either party can terminate the Employment Agreement by notifying the other party at least 30 days in advance.

Payments upon Termination or Change-in-Control

PRC Law. Under the applicable laws of the PRC, we must pay severance to all employees who are Chinese nationals and who are terminated with or without cause, or whose employment agreement with us expires and we choose not to continue their employment. The severance benefit required to be paid under the laws of the PRC equals the average monthly compensation paid to the terminated employee (including any bonuses or other payments made in the 12 months prior to the employee’s termination) multiplied by the number of years the employee has been employed with us, plus an additional month’s salary if 30 days’ prior notice of such termination has not been given. However, if the average monthly compensation to be received by the terminated employee exceeds three times the average monthly salary of the employee’s local area, as determined and published by the local government, such average monthly compensation shall be capped at three times the average monthly salary of the employee’s local area. Except as described above, none of our executive officers have any other agreement or arrangement under which he or she may be entitled to severance payments upon termination of employment.

Compensation of Directors

The following chart shows the compensation received by each director for the fiscal year ended December 31, 2011:

Change in
Pension Value
				Non-Equity	and Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Gui Hua Lan	—	—	—	—	—	—	—
Feng Lan	—	—	—	—	—	—	—
Yunhong Guan (1)	$9,290	—	—	—	—	—	$9,290
Lei Lan	—	—	—	—	—	—
Jason Yuanxin Zhang	$20,000	—	—	—	—	—	$20,000
Xiaobo Sun	$9,290	—	—	—	—	—	$9,290

(1)	Under the terms of the updated Independent Director’s Agreement with Yunhong Guan (the “Guan Agreement”), Mr. Guan received an annual compensation of 60,000 Renminbi (“RMB”) (approximately $9,290), or RMB 5,000 (approximately $774) per month. In addition, Mr. Guan received a five-year warrant to purchase 3,000 shares of Common Stock at an exercise price of $3.50 per share. Mr. Guan is expected to receive 3,000 options to purchase shares of Common Stock on an annual basis once the Company adopts a stock option plan. No options were granted as of December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2012, certain information with respect to beneficial ownership of our Common Stock, which is our only class of voting stock outstanding, based on 19,679,400 issued and outstanding shares of Common Stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding Common Stock;
•	Each executive officer;
•	Each director;
•	Each nominee for director; and
•	All of the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite their names, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o China Shenghuo Pharmaceutical Holdings, Inc., No. 2, Jing You Road, Kunming National Economy & Technology Developing District, People’s Republic of China 650217.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned (%)
Directors and
Executive Officers

Feng Lan	Chief Executive Officer, President	15,213,000	(1)	77.3%
	and Director

Gui Hua Lan	Non-Executive Chairman of the Board	15,213,000	(1)	77.3%

Raymond Wang	Chief Financial Officer	—		*

Lei Lan	Vice President and Director	—	(2)	*

Zhengyi Wang	Executive Director of	15,213,000	(1)	77.3%
	Kunming Shenghuo Pharmaceutical
	Importation and Exportation Co., Ltd.

Yunhong Guan	Director	3,000	(4)	*

Jason Yuanxin Zhang	Director	—		*

Xiaobo Sun	Director	—		*

Officers and Directors	15,216,000	(1)	77.3%
as a Group (total of 9 persons)

5% or more
Stockholders
Lan’s International	15,213,000	(1)	77.3%
Medicine Investment
Co., Limited

Peng Chen	15,213,000	(3)	77.3%

* Less than 1%.

(1)	Represents shares of Common Stock held by Lan’s International Medicine Investment Co., Limited (“LIMI”), of which Feng Lan, Gui Hua Lan and Zhengyi Wang are directors and have voting and investment control over the shares owned by LIMI. In addition, Feng Lan, Gui Hua Lan, and Zhengyi Wang own 5.15%, 62.42% and 1.45%, respectively, of LIMI’s issued and outstanding shares. Each of the foregoing persons disclaims beneficial ownership of the shares held by LIMI except to the extent of his pecuniary interest.

(2)	Excludes shares of Common Stock held by LIMI. Lei Lan owns 9.37% of LIMI’s issued and outstanding shares; however, Mr. Lan does not have voting and investment control over the shares of Common Stock held by LIMI.

(3)	Represents shares of Common Stock held by LIMI. Ms. Chen is the spouse of Feng Lan, who is a director of LIMI. Mrs. Chen may therefore be deemed to be the beneficial owner of the shares held by LIMI. Mrs. Chen disclaims beneficial ownership of the shares held by LIMI except to the extent of her pecuniary interest.

(4)	Represents 3,000 shares of Common Stock that are subject to a warrant and are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Kunming Shenghuo Pharmaceutical (Group) Co., Ltd.

Shenghuo China is a 94.95%-owned subsidiary of the Company, and it has interlocking executive and director positions with the Company.

August 2006 Share Exchange

On August 31, 2006, pursuant to a share exchange agreement, as amended, we completed a share exchange transaction with Shenghuo China (the “Share Exchange”). Shenghuo China’s 93.75% shareholder, LIMI, exchanged 93.75% of the equity interest of Shenghuo China for the issuance of an aggregate of 16,255,400 shares of our Common Stock to LIMI and its designees. At the close of the Share Exchange, we became the 93.75% parent of Shenghuo China, we assumed the operations of Shenghuo China and its subsidiaries, we changed our name from SRKP 8, Inc. to China Shenghuo Pharmaceutical Holdings, Inc. and LIMI became the holder of 80.5% of the Company’s issued and outstanding stock. Gui Hua Lan, Feng Lan and Zhengyi Wang are directors of LIMI, are officers and directors of Shenghuo China, and were also appointed as executive officers and directors of the Company upon closing of the Share Exchange. In addition, Gui Hua Lan, Feng Lan and Zhengyi Wang own 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. Each of the foregoing persons disclaims beneficial ownership of the shares held by LIMI except to the extent of his pecuniary interest. Moreover, Lei Lan, our Assistant President owns 9.37% of LIMI’s issued and outstanding shares. Gui Hua Lan was appointed as our Chief Executive Officer and Chairman of our Board of Directors, Feng Lan was appointed as our President and as a Director, and Zhengyi Wang was appointed as our Executive Director of Import/Export, our Corporate Secretary and as a Director.

WestPark Capital, Inc. and SRKP 8, Inc.

Westpark Capital, Inc. (“WestPark”) acted as the placement agent for our August 2006 private placement transaction (the $1,800,000 equity financing conducted by us on the close of the Share Exchange). For its services as placement agent, WestPark was paid a commission equal to 9.0% of the gross proceeds from the financing, in addition to a 2% non-accountable expense fee, for an aggregate fee amount of $198,000. Richard Rappaport, our President and one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in WestPark, an NASD member. Anthony C. Pintsopoulos, one of our controlling stockholders and an officer and director prior to the Share Exchange, is the Chief Financial Officer of WestPark. Debbie Schwartzberg, one of our controlling stockholders prior to the Share Exchange, is a noteholder of the parent company of WestPark; her note entitles her to a 1.5% interest in the net profits of the parent company of WestPark. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with us upon the closing of the Share Exchange. In addition, on May 26, 2005, the Company issued 2,700,000 shares of Common Stock to five accredited investors for aggregate cash consideration of $25,000. These five investors included Richard Rappaport, Anthony Pintsopolous, and Debbie Schwartzberg.

WestPark also acted as the managing underwriter for our initial public offering. Upon the closing of the offering in June 2007, we issued to WestPark warrants to purchase up to 40,000 shares of our Common Stock. The warrants are exercisable at a per share exercise price of $4.20, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire after five years. The holders of shares of Common Stock acquired upon exercise of the warrants have the right to include such shares in any future registration statements filed by us and to demand one registration for the shares. In addition, we agreed to indemnify the underwriters against some liabilities, including liabilities under the Securities Act and to contribute to payments that the underwriters may be required to make in respect thereof. We paid WestPark a non-accountable expense allowance of $42,000 and an underwriters’ discount of $161,000. We also agreed to retain WestPark at a rate of $3,000 per month as a consultant to assist us with stockholder and investor matters. The consulting arrangement expired 12 months after the closing of the offering.

Sale of Technology from Nanguo to Shenghuo China

Our subsidiary, Shenghuo China, was formed in 1995 as a limited company under the laws of the People’s Republic of China (“PRC”), with Kunming Nanguo Biology Source Development Institute (“Nanguo”) owning approximately 55% of Shenghuo China’s outstanding equity interests and Guangdong Maoming Huazhou Company (“Guangdong”) owning approximately 45% of Shenghuo China’s equity interests. In November 1999, Guangdong transferred all of its equity interests to Nanguo, which, as a result, became Shenghuo China’s 100% parent. Also in November 1999, Nanguo entered into an agreement with the Pharmaceutical Institute of Kunming Medical College (the “College”) to purchase the rights to the technology for the preparation of Sanchi, including the technology of extracting and separating the Sanchi from Panax notoginseng, analysis data, the conditions and methods of synthesizing, manufacturing and quality-control. Terms of the agreement required an initial payment of approximately $217,000 and a final payment of approximately $3.9 million upon receiving governmental approval and protection for the developed techniques. In March 2000, Nanguo made an additional net investment of approximately $1.3 million and a new investor, Yunnan Yunwei (Group) Co., LTD (“Yunwei”), made a capital investment of approximately $3.7 million into Shenghuo China, and in May 2002, a new investor, SDIC Venture Capital Investment, Co., Ltd. (“SDIC”), made an investment of approximately $483,000. In August 2004, Nanguo sold the rights to the technology to Shenghuo China for approximately $3.5 million, and in January 2005, Nanguo purchased all of the equity interests held by Yunwei for approximately the same amount, resulting in Nanguo becoming Shenghuo China’s 93.75% parent, and SDIC’s percentage holding in Shenghuo China became 6.25% of our outstanding equity interests. In 2006, Nanguo transferred its 93.75% interest in Shenghuo China to LIMI, and Shenghuo China was restructured into a Chinese Foreign Equity Joint Venture under the laws of the PRC. LIMI transferred its 93.75% interest in Shenghuo China to the Company pursuant to the Share Exchange, which was completed on August 31, 2006.

Purchase of Interests in Subsidiaries

On August 30, 2006, one of our officers agreed to transfer to us a majority of the officer’s equity interest in our subsidiary Kunming Shenghuo Medicine Co., Ltd. (“Medicine”) and another officer agreed to transfer to us a majority of the officer’s equity interest in our subsidiary Import/Export, leaving each of them with a 1% interest in the subsidiaries, respectively. We paid $24,980 for transfer of the interest of Import/Export and $249,800 for the transfer of the interest of Medicine. Taking into account the transfers, we own 99% of the equity interests in Import/Export and Medicine, respectively.

August 2007 Guarantee

On August 17, 2007, we entered into a loan agreement for RMB 50 million (approximately $6,651,094) with Shuang Long Branch of Agricultural Bank of China with a term of two years. The loan bears interest at a rate of 7.722% and which is due quarterly. The purpose of the loan is for working capital and is guaranteed by LIMI. Gui Hua Lan, our Chief Executive Officer; Feng Lan, our President; and Zhengyi Wang, our Executive Director of Import/Export, are directors and have voting and investment control over the shares owned by LIMI, which beneficially owns or controls approximately 77% of our outstanding shares. In addition, Gui Hua Lan, Feng Lan and Zhengyi Wang own 62.42%, 5.15% and 1.45%, respectively, of LIMI’s issued and outstanding shares. LIMI is not receiving any compensation for the guarantee of our loan.

Loans to and from Insiders

The company was not a participant in any transaction, for the year ended 2011, in which the amount involved exceeded $120,000, and in which any director or executive officer or their immediate family member had a direct or indirect material interest.

Independence of the Board of Directors

The Board of Directors has determined that Messrs. Yunhong Guan, Jason Yuanxin Zhang and Xiaobo Sun are “independent directors” as defined in the listing standards of NYSE Amex LLC. The independent directors have regularly scheduled executive session meetings at which only the independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees paid to Marcum Bernstein & Pinchuk LLP (“MBP”) for services rendered for the fiscal years ended December 31, 2011 and December 31, 2010:

	Fees for the Year Ended December 31
Services	2011	2010
Audit fees	$199,728	$170,325
Audit-related fees	$3,786	3,977
Tax fees	7,100	21,000
All other fees	-	-

Total audit and non-audit fees	$210,614	$195,302

Audit Fees. These are fees billed for professional services rendered for the audits of the Company’s consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by MBP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. These are fees billed for professional service for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees. These are fees associated with services not captured in the other categories.

Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditors and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed As Part of This Report:

1.	Financial Statements

The financial statements and notes thereto, and the reports of the independent registered public accounting firms thereon, are set forth on pages F-1 through F-27 of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012.

2.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Share Exchange Agreement, dated as of June 30, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by referenced from Exhibit 2.1 to the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on July 28, 2006).

2.1(a)	Amendment No. 1 to the Share Exchange Agreement, dated as of August 11, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(a) to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

2.1(b)	Amendment No. 2 to the Share Exchange Agreement, dated as of August 28, 2006, by and among the Company, Kunming Shenghuo Pharmaceutical (Group) Co., Ltd., and Lan’s International Medicine Investment Co., Limited (incorporated by reference from Exhibit 2.1(b) to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

3.1	Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by reference).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.1	Joint Establishment Agreement of Kunming Beisheng Science & Technology Development Co., Ltd. dated January 1, 2006 entered into by and between the Company and Beijing University Shijia Research Center (translated to English) (incorporated by reference from Exhibit 10.8 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

10.2	Joint Venture Agreement for Kunming Shenghuo Pharmaceutical Group Co., Ltd. dated May 22, 2006 entered into by and between Lan’s International Medicine Investment Co., Limited and SDIC Venture Capital Investment, Co., Ltd. (translated to English) (incorporated by reference from Exhibit 10.9 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 21, 2006).

Exhibit Number	Description of Exhibit

10.3	Form of Independent Director’s Agreement, entered into by the Company with each of Mingyang Liao, Yunhong Guan, Jason Zhang and Xiaobo Sun (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.4	Form of Warrant Agreement, entered into by the Company with each of Gene Michael Bennett and Yunhong Guan (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.5	Form of Warrant to be issued to be issued to the Underwriter, entered into by the Company and Westpark Capital Inc. (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007).

10.6	Line of Credit Agreement dated August 6, 2009 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.7	Pledge Agreement dated August 21, 2009 by and between the Company and Agricultural Bank of China Shuanglong Branch. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.8	Insurance Policy dated May 4, 2009 issued by Ping An Property & Casualty Insurance Company of China, Ltd. in favor of the Company. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.9	Indemnity Agreement dated June 9, 2009 by and among the Company, Ping An Property & Casualty Insurance Company of China, Ltd. and China Construction Bank Kunming Heping Branch. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009.)

10.10	Loan Contract dated August 24, 2009 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.11	Loan Contract dated March 26, 2008 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

Exhibit Number	Description of Exhibit

10.12	Rights Pledge Contract dated August 19, 2009 by and between the Company and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.13	Mortgage Contract dated March, 2008 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.14	Loan Contract dated March 30, 2007 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Construction Bank, Kunming Heping Branch. (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.15	Mortgage Contract dated March 30 , 2007 by and between Kunming Shenghuo Pharmaceutical (group) Co., Ltd. and China Construction Bank, Kunming Heping Branch. (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.16	Borrowing Contract dated March 29, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Kunming Municipal Bureau of Finance, Branch Bureau of Kunming National Economy and Technology Developing District. (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.17	Loan Contract dated January, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.18	Mortgage Contract dated January, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.25 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.19	Loan Contract dated April 7, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc. (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.20	Mortgage Contract dated March 31, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc., Kunming Shuanglong Sub-Branch. (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

10.21

Mortgage Contract dated March 31, 2010 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and the Agricultural Bank of China Limited Inc., Kunming Shuanglong Sub-Branch. (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.)

Exhibit Number	Description of Exhibit

10.22	Factoring Agreement dated May 13, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Heping Branch, China Construction Bank. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.)

10.23	Loan contract dated April 22, 2011 by and between Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. and Fudian Bank. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.)

10.24	Guaranty Agreement on Pledge of Right dated April 22, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Fudian Bank. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.)

10.25	Loan Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.26	Mortgage Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.27	Pledge Contract, dated May 20, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.28	Factoring Agreement, dated July 29, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Bank of China, Yunnan Branch. (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.29	Short Term Domestic Credit Insurance, dated May 4, 2011, between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Ping An Insurance Company. (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

10.30	Agreement on Indemnities Transfer, dated May 5, 2011, between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Ping An Insurance Company. (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.)

Exhibit Number	Description of Exhibit

10.31	Loan Contract, dated August 26, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Agricultural Bank of China. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011.)

10.32	Lease Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden between Kunming Shenghuo Pharmaceutical (Group) Co.,Ltd and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre, dated September 8, 2010 (Revised) (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011.)

10.33	Supplemental Agreement on the Project of Construction of Shilin Shenghuo TCM Cultural Garden between Kunming Shenghuo Pharmaceutical (Group) Co.,Ltd and Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre, dated September 8, 2010 (Revised) (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011.)

10.34	Loan Contract, dated December 26, 2011 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and China Merchants Bank. (incorporated by reference from Exhibit 10.34 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.)

10.35	Financial Service Contract, dated September 29, 2011 by and between Kunming Shenghuo Medicine Co., Ltd. and China Minsheng Bank Corporation. (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.)

14.1	China Shenghuo Pharmaceutical Holdings, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2007).

16.1	Letter from Hansen, Barnett & Maxwell, P.C. dated August 26, 2009 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.)

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registration Statement on Form SB-2 on Form S-3 filed with the Securities and Exchange Commission on September 18, 2007).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer of China Shenghuo Pharmaceutical Holdings, Inc. in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith). (incorporated by reference from Exhibit 101 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.)

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. (Company)

April 30, 2012	By:	/s/ Feng Lan
Feng Lan
Chief Executive Officer and President (Principal Executive Officer)

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Feng Lan
Date: April 30, 2012		Feng Lan Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Raymond Wang
Date: April 30, 2012		Raymond Wang Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Gui Hua Lan
Date: April 30, 2012		Gui Hua Lan Non-executive Chairman of the Board

	By:	/s/ Lei Lan
Date: April 30, 2012		Lei Lan Vice President and Director

	By:	/s/ Yunhong Guan
Date: April 30, 2012		Yunhong Guan Director

	By:	/s/ Jason Yuanxin Zhang
Date: April 30, 2012		Jason Yuanxin Zhang Director

	By:	/s/ Xiaobo Sun
Date: April 30, 2012		Xiaobo Sun Director

