Form 10-Q
period 2012-03-31
China Shenghuo Pharmaceutical Holdings Inc
filed 2012-05-30
CIK 1335106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 19,679,400 shares outstanding of the issuer’s common stock, par value $.0001 per share, as of May 29, 2012.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in USD)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,676,938	$1,247,230
Restricted Cash	794,791	794,115
Accounts and notes receivable, net	19,693,400	18,076,050
Other receivables, net	4,076,263	4,084,102
Advances to suppliers, net	360,536	542,153
Inventories, net	3,594,896	2,695,388
Due from related parties	152,897	574,899
Current deferred tax assets	1,509,050	1,394,101
Other current assets	526,871	199,929
Total Current Assets	37,385,642	29,607,967

Property, plant and equipment, net	25,846,785	25,873,670
Intangible assets, net	1,452,976	1,473,074
Deposits for long-live assets	1,079,977	1,078,846
Non-current deferred tax assets	346,493	275,677
	$66,111,873	$58,309,234
Liabilities and Equity:
Current Liabilities:
Accounts payable	$8,960,710	9,395,483
Other payables and accrued expenses	13,298,492	11,819,179
Sales representative deposits	6,127,394	6,106,287
Due to related parties	18,434	18,414
Short-term borrowings	21,388,449	15,858,895
Advances from customers	3,952,315	1,090,668
Taxes payable and other current liabilities	1,671,803	2,255,322
Current portion of long-term borrowings	5,941,884	6,253,075
Total Current Liabilities	61,359,481	52,797,323
Commitments and Contingencies
Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized and 19,679,400 shares issued and outstanding	1,968	1,968
Additional paid-in capital	6,014,688	6,014,688
Appropriated retained earnings	147,023	147,023
Accumulated deficit	(6,235,141)	(5,790,759)
Accumulated other comprehensive income	1,748,239	1,743,393
Total stockholder's equity	1,676,777	2,116,313
Non-controlling interest	3,393,363	3,395,598
Due from non-controlling interest for hotel project	(317,748)	-
Total non-controlling interest	3,075,615	3,395,598
Total Equity	4,752,392	5,511,911
Total liabilities and equity	$66,111,873	58,309,234

See notes to condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Amounts in USD, except shares)

	Three months ended March 31,
	2012	2011

Sales	$11,372,453	$9,441,626
Cost of Goods Sold	4,669,455	3,805,692
Gross Margin	6,702,998	5,635,934
Operating Expenses:
Selling expenses	5,168,179	4,076,430
General and administrative expenses	1,378,138	1,030,215
Research and development expense	231,947	121,725
	6,778,264	5,228,370
(Loss) Income from Operations	(75,266)	407,564
Other Income (Expenses):

Subsidy income	8,244	7,598
Interest and other expense	(500,672)	(314,481)
	(492,428)	(306,883)
(Loss) Income Before Income Tax Expenses	(567,694)	100,681
Income tax benefit (expense)	121,073	(14,980)
Net (Loss) Income	(446,621)	85,701
Net loss attributable to non-controlling interests	(2,239)	(13,672)
Net (Loss) Income Attributable to Stockholders	$(444,382)	$99,373
Comprehensive (Loss) Income:
Net (Loss ) Income	(446,621)	85,701
Foreign currency translation adjustment	4,850	19,794
Comprehensive (Loss) Income	$(441,771)	$105,495
Less: Comprehensive loss attributable to non-controlling interests	(2,235)	(16,830)
Comprehensive (Loss) Income Attributable to Stockholders	(439,536)	122,325
Basic and diluted (loss) earnings per share	$(0.02)	$0.01
Weighted-average number of shares outstanding -basic and diluted	19,679,400	19,679,400

See notes to condensed consolidated financial statements.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in USD)

	Three months ended March 31,
	2012	2011
Net Cash Provided by Operating Activities	$896,967	$2,609,836
Cash Flows from Investing Activities:
Purchase of long-lived assets	(664,383)	(2,290,979)
Proceeds from disposal of Property	-	169
Net Cash Used in Investing Activities	(664,383)	(2,290,810)

Cash Flows from Financing Activities:
Increase in restricted cash	(156)	-
Proceeds from borrowings	8,513,809	3,292,326
Payments on borrowings	(3,329,423)	(3,886,067)
Net Cash Provided by (Used in) Financing Activities	5,184,230	(593,741)

Effect of exchange rate changes on cash and cash equivalents	12,894	14,632
Net Increase (Decrease) in Cash and Cash Equivalents	5,429,708	(260,083)
Cash and Cash Equivalents at Beginning of Period	1,247,230	1,669,387
Cash and Cash Equivalents at End of Period	$6,676,938	$1,409,304

Supplemental Information
Cash paid for interest	$565,730	$332,323
Cash paid for income taxes	$61,161	$-

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

As of March 31, 2012, the CSPH owns a 94.95% equity interest in Kunming Shenghuo Pharmaceuticals (Group) Co., Ltd. (“Shenghuo”). Shenghuo owns a 100% equity interest in Kunming Shenghuo Medicine Co., Ltd. (“Medicine”), Kunming Pharmaceutical Importation and Exportation Co., Ltd. (“Import/Export”) and Kunming Shenghuo Cosmetics Co., Ltd. (“Cosmetic”), respectively.

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

The accompanying unaudited interim condensed consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with the accounting policies described in the Company’s Form 10-K filed on March 30, 2012 (“2011 Form 10-K”), and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s 2011 Form 10-K.

The consolidated financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern. The Company’s consolidated current liabilities exceeded its consolidated current assets by approximate USD 23,974,000 as of March 31, 2012 and USD23,189,000 as of December 31, 2011. These factors and the capital commitment described in note 9(b) raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing by using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company has obtained the Property Ownership Certificate by late 2012. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event we are not able to obtain funding, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

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

CSPH and its consolidated entities each file tax returns separately.

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

The CSPH is subject to income tax in the United States. Shenghuo is qualified to enjoy preferential tax rate under relevant PRC tax laws and regulations, with effective income tax rate of 10% in 2009, 11% in 2010 and 12% in 2011. No deferred United States income taxes are provided for since all accumulated profits will be permanently reinvested in the PRC. From 2012, Shenghuo will be subject to income tax at a rate of 15%. All other subsidiaries in the PRC were subject to income tax at a rate of 25% for the periods presented.

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

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Asset	Useful life (years)	Residual value %
Buildings	25 - 40	5%
Machinery	3 - 20	0-5%
Office equipment and furnishing	3 - 10	0-5%
Vehicles	3 - 10	0-5%

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

(h)	Recently issued accounting standards affecting the Company

In the three months ended March 31, 2012, the FASB has not issued any Accounting Standards Update.

NOTE 3 – SEGMENT REPORTING

The Company has four major reportable segments, Medicine, Cosmetic, Hotel and Shi Lin. The Company’s reportable segments are based primarily on different types of business and represent the primary mode used to assess allocation of resources and performance. Performance is measured by various factors such as segment revenue and segment profit (loss).

(a)	Segment reporting for the three months ended March 31, 2012 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Elimination		Total

Revenues from external customers	$10,373,886	$912,240	$-	$86,327		$-	$11,372,453
Inter segment revenue	$15,341	$-	$-	$-	$		$15,341
Segment (loss) profit	$(595,050)	$104,841	$(88,129)	$31,226		$(20,582)	$(567,694)

(b)	Segment reporting for the three months ended March 31, 2011 (unaudited):

	Medicine	Hotel	Shi Lin	Others	Elimination	Total

Revenues from external customers	$8,841,946	$413,996	$-	$185,684	$-	$9,441,626
Inter segment revenue	$108,830	$-	$-	$-	$-	$108,830
Segment (loss) profit	$262,361	$(109,379)	$(39,804)	$41,673	$(54,170)	$100,681

During the three months ended March 31, 2012 and 2011, the revenue from external customers in other segment was generated from the Cosmetic business.

NOTE 4 – INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$719,133	$808,009
Work-in-process	1,666,346	1,361,386
Finished goods	1,209,417	525,993
Total inventories	$3,594,896	$2,695,388

NOTE 5 – BORROWINGS

The Company’s borrowings are payable to banks, governmental financial bureaus and Kunming Land and Mine Reserve Center (the “Reserve Center”). The following summarizes the Company’s debt obligations and respective balances as of March 31, 2012 and December 31, 2011:

	March 31	December 31
	2012	2011
	(Unaudited)
Current:
Short-term borrowings from banks and Reserve Center, collateralized	$21,346,297	$15,816,788
Current portion of long-term borrowings, collateralized	5,941,884	6,253,075
Borrowings from governmental financial bureau, uncollateralized	42,151	42,107
	$27,330,333	$22,111,970

(a)	The current portion of the long-term bank borrowings mature in April 2012 and was repaid in full subsequently.
(b)
As of March 31, 2012, the balance of borrowings from Agricultural Bank of China (the “ABC”) was approximately USD16,269,000, among which, borrowings amounting to approximately USD10,708,000 was collateralized by land use rights and buildings, while the others in an aggregate amount of approximately USD5,561,000 were guaranteed by the CSPH’s 94.95% shares in Shenghuo.

(c)	As of March 31, 2012, short-term borrowings of approximately USD1,271,000 from Fudian Bank was collateralized by the Shenghuo’s patent and was repaid in full subsequently.
(d)
As of July 29, 2011,the Company was granted of a one-year line of credit by BOC with a maximum of RMB30,000,000 (approximately USD4,766,000) factoring advance between July 29, 2011 and July 28, 2012. As of March 31, 2012, short-term borrowings of approximately USD2,971,000, were secured by accounts receivable, with an amount of approximately USD3,729,000. The unused line of credit as of March 31, 2012 was approximately USD1,795,000 which required additional collaterals upon withdrawal.

(e)
As of March 31, 2012, short-term borrowing of RMB5,000,000 (approximately USD794,000) from China Minsheng Bank Corporation was guaranteed by a maximum loan guarantee contract of RMB10,000,000, or approximately USD1,589,000. The unused line of credit as of March 31, 2012 was approximately USD795,000.

(f)
As of March 31, 2012, short-term borrowings of RMB2,660,000 (approximately USD423,000) from China Merchant Bank was collateralized by the bank acceptance notes in the amount of approximately USD450,000.

(g)
As of March 31, 2012, short-term borrowing of RMB35,000,000 (approximately USD5,561,000) from Reserve Center was collateralized by buildings. RMB25,000,000 (approximately USD3,972,000) of the borrowing was repaid subsequently and the Company has orally agreed with the Reserve Center on repaying the rest of the borrowing (RMB10,000,000, approximately USD1,589,000) on extended maturity date from April 29, 2012 until when they have adequate working capital. During the period that the loan is in default, the Company is required to pay an additional interest penalty at 0.04% per diem of the interest rate defined in the original loan agreement.

(h)	The weighted average interest rate for the borrowings at March 31, 2012 and December 31, 2011 are as follows:

	March 31	December 31
	2012	2011
	(Unaudited)
Current:
Short-term borrowings from banks and Reserve Center	7.20%	6.91%
Current portion of long-term borrowings	5.40%	5.40%
Borrowings from governmental financial bureau	0.00%	0.00%

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

	March 31,	December 31,
	2012	2011
	(Unaudited)

Amounts due from related parties
Kunming Dianjiao Nutritional Supplements Co., Ltd. (“Dianjiao”)	$152,897	$574,899

Amounts due to related parties
Officers	$18,434	$18,414

As of March 31, 2012, the amount due from Dianjiao which is under common control with the Company was for business purpose, it was interest free and repaid on demand.

NOTE 7 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income or (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Potentially dilutive securities for the periods ended March 31, 2012 and 2011 include 46,000 warrants and 246,000 warrants, respectively. However, since the exercise price of the related common stock for these two periods exceeds the average market price and dilutive loss per share excludes all potential common shares if their effect is anti-dilutive, the warrants are considered as no dilutive effect in computation of earnings per share.

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)
Net income(loss) attributable to stockholders	$(444,382)	$99,373
Weighted-average number of shares outstanding -basic and diluted	19,679,400	19,679,400
Basic and diluted earnings (loss) per share	$(0.02)	$0.01

NOTE 8 – CONCENTRATIONS

For the three months ended March 31, 2012, the Company had concentrations of purchases raw materials from two vendors accounting for 67.2% of total purchases, as compared to approximately 68.5% of total purchase for the three months ended March 31, 2011, respectively.

Concentration of sales from three customer accounting for 45.5% of total sales for the three months ended March 31,2012, as compared to one customer accounting for 16.7% of total sales for the three months ended March 31, 2011. As of March 31, 2012 and December 31, 2011, the Company had no significant concentration on accounts receivable.

Approximately 89% of the sales came from a single product, Xuesaitong Soft Capsules for the three months ended March 31, 2012, as compared to approximately 86% for the three months ended March 31, 2011, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitment

On September 8, 2010, the Company signed an agreement with Management Commission of Kunming Shilin Taiwan Farmer Entrepreneur Centre (“Entrepreneur Centre”) to rent the land for planting suitable-for-cultivating medicinal herb for use in the production of the Company’s medicinal products and to construct a health preserving zone and travel service center. The total operating lease amounted to approximately USD 4,738,000 with a lease term of 20 years. According  to the lease agreement, the rental for the first five years should be paid annually, and the rental for the remaining 15 years should be fully prepaid in 2015.

As of March 31, 2012, the operating lease commitment is summarized as below:

Year Ending December 31,	Amount
2012	$335,581
2013	236,881
2014	236,881
2015	3,553,215
$4,362,558

(b)	Capital Commitment

As of March 31, 2012, we have a capital commitment of USD5,688,051 for the second installment of purchasing land use right for Xinglin International Health-Preserving Tourist Resort. Such amount is expected to be paid upon the requirement of the Management Committee of Kunming Shilin Taiwan Farmer Entrepreneur Centre.

NOTE 10– SUBSEQUENT EVENTS

In April, 2012, we obtained a loan of RMB40 million (approximately $6 million) from Agricultural Bank of China for working capital.

On April 17, 2012, the Company received a deficiency letter (the “Deficiency Letter”) from NYSE Amex LLC (the “NYSE Amex” or “Exchange”) stating that the Company has resolved the continued listing deficiency with respect to Section 1003(a)(i) of the NYSE Amex’s Company Guide (the “Company Guide”) referenced in NYSE Amex’s letter dated September 22, 2010.  However, as a result of the Company sustaining losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of NYSE Amex, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature, the Company is no longer in compliance with Section 1003(a)(iv) of the Company Guide. The Deficiency Letter states that, in order to maintain its NYSE Amex listing, the Company must submit a plan of compliance by May 1, 2012, advising NYSE Amex how it intends to regain compliance with Section 1003(a)(iv) of the Company Guide by July 2, 2012.

In view of, among other things, the belief of the Board of Directors that under the Company’s current circumstances, it is not reasonably practicable for the Company to establish and implement a plan of compliance that would satisfy NYSE Amex’s continued listing requirements, the substantial financial burden on the Company as a result of its status as a U.S. public company, the Company’s inability to raise capital in the United States and the minimal benefits derived from being a U.S. public company, the Board of Directors of the Company determined on April 19, 2012 that it is in the best interest of the Company to voluntarily delist the Company’s common stock from NYSE Amex and deregister its shares with U.S. Securities & Exchange Commission (the “SEC”). In connection therewith, the Company notified NYSE Amex on April 20, 2012 of the Company’s intention to file a Form 25 - Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Form 25”), with the SEC on April 30, 2012.  The Form 25 became effective on May 10, 2012.

As s result of discussions between the Company's legal counsel and the SEC, the SEC has taken the position that the exemption that the Company had sought to rely upon under Section 15(d) of the Exchange Act to suspend its reporting obligations is unavailable to it at this time.  As such, the Company at this time will not file a Form 15, and it will continue to be a reporting company under Section 15(d) of the Exchange Act until such time as it is allowed to suspend its reporting obligations, which the Company expects to be no later than the first quarter of 2013.

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

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, our ability to repay certain bank loans due in 2012, general economic and business conditions; changes in foreign, political, social, and economic conditions; our expansion into the retail distribution of our cosmetic products; regulatory initiatives and compliance with governmental regulations; the ability to achieve further market penetration and additional customers; and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Additional factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the Securities and Exchange Commission, including those factors discussed under the captions “Risk Factors” and “Forward-Looking Statements” in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, as may be supplemented or amended from time to time, which we urge investors to consider.

Overview

We are primarily engaged in the research, development, manufacture, and marketing of pharmaceutical, nutritional supplement and cosmetic products. Almost all of our products are derived from the medicinal herb Panax notoginseng, also known as Sanqi, Sanchi or Tienchi. Panax notoginseng is the root of the greyish-brown or greyish-yellow plant that only grows in a few geographic locations, among which is the Yunnan Province in southwest China, where we are located; this province accounts for 90% of the total global production. The main root of Panax notoginseng are cylindrical shaped and are most commonly one to six centimeters long and one to four centimeters in diameter. Panax notoginseng saponins (PNS), the active ingredients in Panax notoginseng, are extracted from the plant using high-tech equipment and in accord with Good Manufacturing Practice (GMP) standards. Our main product, Xuesaitong Soft Capsules, accounted for approximately 89% and 86% of our sales for the three months ended March 31, 2012 and 2011 respectively.

Shenghuo Plaza and Zhonghuang Hotel

We expect to receive the Building Completion Examination Certificate and Property Ownership Certificate by late 2012. Once the Building Completion Examination Certificate and Property Ownership Certificate are issued, we intend to apply for a business license for Zhonghuang Hotel and use Shenghuo Plaza and the two new office buildings as mortgage collateral for a new loan amounting to RMB100 million (approximately $16 million) to finance the Xinglin International Health-Preserving Tourist Resort discussed below and to reduce current short term debt.

New drug pipeline

●
Wei Dingkang Soft Capsules - a type of traditional Chinese medicine designed to treat peptic ulcer disease by inhibiting bacterial growth, relieving stomach muscle spasms, and reducing inflammation of the intestinal lining. The product is designed to be effective for upset stomach, vomiting, pain and degradation of the stomach lining. The product has been approved by the State Food and Drug Administration (SFDA) for clinical testing. Phase II clinical trials were completed in December 2007, and the phase II exploratory and enhanced clinical trials were completed in 2010. In the third quarter of 2011, we held a seminar with related experts and drafted a preliminary clinical research protocol. We entered into an agreement with a clinical study company to run phase III clinical trials. We anticipate Phase III clinical trials will begin in July of 2012 and will be completed by the first half of 2014. Thereafter, we will submit the application for production approval. We expect to obtain production approval by the end of 2014. We expect to incur a cost of approximately RMB4.2 million (approximately $0.65 million) to run Phase III clinical trials from 2012 to 2014.

●
Dencichine for Injection - is designed to treat hemorrhage diseases, such as stop or reduce bleeding during/after operations. The pharmacology and toxicology studies are almost finished and the results demonstrate that Dencichine for Injection shows high effectiveness and high safety both in our internal animal models tests and the test conducted by Nanjing Evaluation and Research Center. Now we are conducting additional pharmacodynamics experiment to observe Dencichine for Injection’s function on treating thrombocytopenia in patients undergoing chemotherapy. We will submit our application for clinical trials to State Food and Drug Administration (SFDA) after getting the result of the pharmacodynamics experiment and now it’s difficult to anticipate how long time the pharmacodynamics experiment will take. Assuming required governmental approvals are obtained in a timely fashion, we anticipate that production and marketing of the product will begin in 2014. Dencichine for Injection is a drug requiring extensive testing by the national SFDA, including neurotoxicity testing, which may take a significant amount of time. In addition, clinical testing and audit processes are out of our control, so we must allow for additional time. We incurred approximately RMB658,404 (approximately $101,939) in 2011 and expect to incur approximately RMB4 to 6 million (approximately $0.6 million to $0.9 million) from 2012 to 2014 in connection with clinical trials.

●
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

On December 6, 2010 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until March 22, 2012 to regain compliance with the continued listing standards. On March 21, 2012, the Exchange notified the Company its decision to defer making a determination on whether the Company has regained compliance after the company files the Annual Report on the Form 10-K on March 30, 2012.

On April 17, 2012, the Company received a deficiency letter (the “Deficiency Letter”) from the NYSE Amex stating that the Company has resolved the continued listing deficiency with respect to Section 1003(a)(i) of the NYSE Amex’s Company Guide (the “Company Guide”) referenced in NYSE Amex’s letter dated September 22, 2010.  However, as a result of the Company sustaining losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of NYSE Amex, as to whether such issuer will be able to continue operations and/or meet its obligations as they mature, the Company is no longer in compliance with Section 1003(a)(iv) of the Company Guide. The Deficiency Letter states that, in order to maintain its NYSE Amex listing, the Company must submit a plan of compliance by May 1, 2012, advising NYSE Amex how it intends to regain compliance with Section 1003(a)(iv) of the Company Guide by July 2, 2012.

In view of, among other things, the belief of the Board of Directors that under the Company’s current circumstances, it is not reasonably practicable for the Company to establish and implement a plan of compliance that would satisfy NYSE Amex’s continued listing requirements, the substantial financial burden on the Company as a result of its status as a U.S. public company, the Company’s inability to raise capital in the United States and the minimal benefits derived from being a U.S. public company, the Board of Directors of the Company determined on April 19, 2012 that it is in the best interest of the Company to voluntarily delist the Company’s common stock from NYSE Amex and deregister its shares with U.S. Securities & Exchange Commission (the “SEC”). In connection therewith, the Company notified NYSE Amex on April 20, 2012 of the Company’s intention to file a Form 25 - Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Form 25”), with the SEC on April 30, 2012.  The Form 25 became effective on May 10, 2012.

As s result of discussions between the Company's legal counsel and the SEC, the SEC has taken the position that the exemption that the Company had sought to rely upon under Section 15(d) of the Exchange Act to suspend its reporting obligations is unavailable to it at this time.  As such, the Company at this time will not file a Form 15, and it will continue to be a reporting company under Section 15(d) of the Exchange Act until such time as it is allowed to suspend its reporting obligations, which the Company expects to be no later than the first quarter of 2013.

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

As of March 31, 2012, our medicine marketing team maintains sales offices in approximately 21 provinces throughout China. The sales network covers approximately 215 cities and is staffed by approximately 708 sales representatives. We intend to grow our internal marketing and sales function and increase our relationships with other national wholesale companies to expand the distribution and presence of our non-prescription brands and cosmetics.

We believe it is in our-long-term best interest to grow our operations through the over-the-counter (“OTC”) market, which will produce higher profit margins. Besides Yunnan province where Xuesaitong has its presence many years ago, we started to expand Xuesaitong’s presence into the OTC market in selected areas outside Yunnan province around China since 2009. We developed several main OTC markets in 2011 in provinces such as Jiangsu, Fujian, Guangdong, Hunan, Liaoning, Shandong, Heilongjiang, Chongqing, Guangxi and Zhejiang. The performance of OTC market in Yunnan province is best among these provinces, with a gross sales of Xuesaitong Soft Capsules in the OTC market amounting to approximately $0.3 million for the three months ended March 31, 2012. As of March 31, 2012, in addition to the 2000 chain drugstores in Yunnan province, we have established sales relations with 12000 chain drugstores in most provinces in China. The Company reimburses the sales representatives their accrued selling expenses when related accounts receivable are collected.

We hope to further expand sales beyond China into other countries where our products could be affordable treatment options. We intend to focus on the expansion of our cosmetics product line and devote additional marketing and sales resources to that end with the aim that our cosmetics products will account for a larger percentage of our revenue in the future.

We also hope to stabilize the sales channel into hospitals and widen the reach of sales in urban and rural communities at the same time. Large increases in medicine sales at an average lower price will ensure the growth of general medicinal sales over the next few years. Also, we are focusing our efforts on developing better channels for selling our products to expand our revenue and to counter fierce market competition. To that extent, we began to build relationships with new high-quality sales agents and terminate our relationships with sales agent with poor historical performances since 2009. We believe that this shift will provide a sound foundation for our operations going forward.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

The following table sets forth our statements of operations for the three months ended March 31, 2012 and 2011 in U.S. dollars (unaudited):

	Three months ended March 31,
	2012	2011	Change ($)	Variance (%)
	Unaudited	Unaudited
Sales	$11,372,453	$9,441,626	1,930,827	20.5%
Cost of Sales	4,669,455	3,805,692	863,763	22.7%
Gross Margin	6,702,998	5,635,934	1,067,064	18.9%
Operating Expenses:
Selling expenses	5,168,179	4,076,430	1,091,749	26.8%
General and administrative expenses	1,378,138	1,030,215	347,923	33.8%
Research and development expenses	231,947	121,725	110,222	90.6%

(Loss) Income from Operations	(75,266)	407,564	(482,830)	-118.5%

Other Expenses	(492,428)	(306,883)	(185,545)	60.5%
(Loss) Income Before Income Tax Expenses	(567,694)	100,681	(668,375)	-663.9%
Income taxes benefit (expense)	121,073	(14,980)	136,053	-908.2%
Net (Loss) Income	(446,621)	85,701	(532,322)	-621.1%
Net loss attributable to non-controlling interests	(2,239)	(13,672)	11,433	-83.6%
Net (Loss ) Income Attributable to Stockholders	$(444,382)	99,373	(543,755)	-547.2%
Basic and diluted (loss) earnings per share	$(0.02)	0.01	(0.03)	-300.00%
Weighted-average number of shares outstanding-basic and diluted	19,679,400	19,679,400	-	-

Sales: Sales for the three months ended March 31, 2012 was approximately $11.4 million, an increase of approximately $1.9 million, or 20.5%, from approximately $9.4 million for the three months ended March 31, 2011. The increase in sales was primarily due to the Company’s main product Xuesaitong’s sales increasing as the Company’s continuous efforts made. In addition, Hotel Segment contributed approximately $1 million in 2012 period, as compared with $0.4 million in the corresponding period of 2011.

Cost of sales: Our cost of sales for the three months ended March 31, 2012 was approximately $4.7 million, an increase of approximately $0.9 million or 22.7% from approximately $3.8 million for the three months ended March 31, 2011. The increase in cost of sales was in line with the increase in sales. In addition, the increase in cost of sales was also due to the increase of the sales volume and the purchase price of Sanqi which is the main raw material of our main product Xuesaitong. Although we have started to grow Sanqi within the Resort, we will not be able to harvest until 2014 because it has a three-year growth cycle.

Gross margin: Our gross profit for the three months ended March 31, 2012 was approximately $6.7 million as compared with approximately $5.6 million for the three months ended March 31, 2011, an increase of approximately $1.1 million, or 18.9%. Gross profit as a percentage of revenues was approximately 58.9% for the three months ended March 31, 2012, a decrease of 0.8% from 59.7% for the three months ended March 31, 2011. The slight decrease in gross profit percentage was primarily due to the increase of cost of raw materials as set forth above.

Selling expense: Selling expenses were approximately $5.2 million for the three months ended March 31, 2012, an increase of approximately $1.1 million, or 26.8%, from approximately $4.1 million for the three months ended March 31, 2011. The primary reason for the increase in selling expenses was due to increase of sales commission to sales representative in line with the sales increment.

We reimburse the sales representatives their selling and marketing expenses when they submit the appropriate documentation to be reimbursed and their sales are collected. We reimburse the sales representatives their accrued selling expenses when related accounts receivable are collected.

General and administrative expense: General and administrative expenses were approximately $1.4 million for the three months ended March 31, 2012, an increase of approximately $0.4 million, or 33.8%, from approximately $1 million for the three months ended March 31, 2011. The increase was primarily due to the increase of staff cost and legal and financial consulting service expenses.

Research and development expense: Research and development expense for the three months ended March 31, 2012 was $ 231,947, as compared to $121,725 for the three months ended March 31, 2011, an increase of $110,222. The increase was primarily due to the expenditures in 2012 period for outside experts for the Phase I clinical test of Sh1002 which amounted to $98,448.

Other expenses: Other expenses were $492,428 for the three months ended March 31, 2012, which consisted of interest expense and non-operating expense, offset by subsidy income, interest income and non-operating income, an increase of $185,545, or 60.5%, from an expense of $306,883 for the three months ended March 31, 2011. The increase was mainly due to an increase in interest expenses occurring and less subsidy income received as compared the same period in 2011.

Income tax benefit (expense): Income tax benefit was $121,073 for the three months ended March 31, 2012 as compared to income tax expense of $14,980 for the three months ended March 31, 2011. The tax benefit was mainly attributable to the medicine segment of the Company and the deferred tax assets benefit from accrued expenses.

Net income (loss): Net loss was $446,621 for the three months ended March 31, 2012 as compared to the net income of $85,701 for the three months ended March 31, 2011, as a result of the factors described above.

Liquidity and Capital Resources

General –As of March 31, 2012, we had cash and cash equivalents of approximately $6.7 million. In the three months ended March 31, 2012, the Company suffered a net loss of $446,621 due to the increase of raw materials’ price from 2012, the increase of selling expense, and general and administrative expense, research and development expense, interest expense and less subsidy income. Our consolidated current liabilities exceeded consolidated current assets by approximately $24 million as of March 31, 2012, and approximately $23.2 million as of December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing by using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company has obtained the Property Ownership Certificate by late 2012. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event we are not able to obtain funding, we will not be able to implement or may be required to delay all or part of our business plan, and our ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected.

For the borrowings which matures in the next twelve months, we expect to settle them through a combination of:

●	cash flow from operating activities;

●	new borrowings and credit facilities to be obtained; and

●	revolving of existing borrowings.

For the three months ended March 31, 2012, we had net cash provided by operating activities of approximately $0.9 million, a decrease of approximately $1.7 million from approximately $2.6 million for the three months ended March 31, 2011. We believe that we will be able to obtain more cash flows from operating activities by strengthen control on working capital management.

Cash flow

	Three months ended March 31,
	2012	2011
	Unaudited	Unaudited
	In thousands
Net cash provided by operating activities	$896,967	$2,609,836
Net cash used in investing activities	(664,383)	(2,290,810)
Net cash provided by (used in) financing activities	5,184,230	(593,741)
Cash and Cash Equivalents at End of Period	$6,676,938	$1,409,304

Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $0.9 million, as compared to net cash provided by operating activities of approximately $2.6 million for the three months ended March 31, 2011. The decrease in the net cash provided by operating activities was mainly due to the loss we suffered in 2012 period and the increase in the accounts receivable balance as at March 31, 2012.

Investing Activities: Net cash used in investing activities was approximately $0.7 million for the three months ended March 31, 2012, as compared to net cash used in the amount of approximately $2.3 million for the three months ended March 31, 2011. The decrease in net cash used in investing activities was primarily due to decreases in capital expenditures, specifically, the construction of Shenghuo Plaza.

Financing Activities: Net cash provided by financing activities was approximately $5.2 million for the three months ended March 31, 2012, as compared to net cash used in the amount of approximately $0.6 million for the three months ended March 31, 2011. The increase in cash provided was primarily due to the increase of loans borrowed from banks and Reserve Center.

Working Capital Deficiency

Our consolidated current liabilities exceeded our consolidated current assets by approximately $24.0 million as of March 31, 2012 and approximately $23.2 million as of December 31, 2011.

As of March 31, 2012, our net accounts and notes receivable (less allowance for doubtful accounts of approximately $2.5 million) were approximately $19.7 million, an increase of approximately $1.6 million, from approximately $18.1 million (net of allowance for doubtful accounts of approximately $2.6 million) as of December 31, 2011 which is in line with the increase in sales.

As of March 31, 2012, our accounts payable were approximately $9 million, a decrease of approximately $0.4 million, from approximately $9.4 million as of December 31, 2011.

Our advance from customers increased from approximately $1.1 million as of December 31, 2011 to approximately $4 million in March 31, 2012. The increase of was mainly due to the prepayment in the amount of approximately $2.7 million by our largest customer Tianjin Zhongxing Medicine Co., Ltd. to us for Xuesaitong purchasing.

Our payment cycle is considerably shorter than our receivable cycle, since we typically pay our suppliers all or a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. We require our sales representatives to pay a certain percentage of the sales price as deposit before we deliver the products to the customers. The deposits were approximately $6.1 million as of March 31, 2012 and as of December 31, 2011.

Other payables and accrued expense, mainly consisted of accrued commission payable to the sales representatives, increased by approximately $1.5 million, from approximately $11.8 million as of December 31, 2011 to approximately $13.3 million as of March 31, 2012 due to the net effect of payment and accrual for commission for the three months ended March 31, 2012.

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

The completion of Shenghuo Plaza and the two new office buildings is expected to generate more cash flows and increase our ability to obtain additional financing from banks. By using Shenghuo Plaza and the two new office buildings as mortgage collateral after the Company has obtained the Property Ownership Certificate by late 2012 and the proceeds to be generated from operations, we are confident that we will have sufficient working capital for at least the next 12 months. We will continue to make efforts to expand our sales to get more cash flow.

However, we may require additional capital for acquisitions, for expanding business to related fields, or for the operation of the subsidiaries and there is no assurance that such funding will be available. Please see Note 5 –Borrowings in the Consolidated Financial Statements.

Off- Balance Sheet Commitment and Arrangements

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

As of March 31, 2012, we have a capital commitment of USD5,688,051 for the second installment of purchasing land use right for Xinglin International Health-Preserving Tourist Resort. Such amount is expected to be paid upon the requirement of the Management Committee of Kunming Shilin Taiwan Farmer Entrepreneur Centre.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Feng Lan and Mr. Raymond Wang respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Lan and Mr. Wang concluded that despite our hiring of a CFO who is familiar with U.S. GAAP in this April, more training offered to our staff in the accounting department and improvements in areas of previously identified weakness in internal control over financial reporting identified (described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011), our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	English translation of Borrowing Contract, dated March 30, 2012 by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. and Kunming Land and Mine Reserve Center.

10.2	English translation of Loan Contract , dated April 19, 2012, by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. And Agricultural Bank of China.

10.3	English translation of Mortgage Contract (Machinery as Collateral), dated April 19, 2012, by and by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. And Agricultural Bank of China.

10.4	English translation of Mortgage Contract (Real Estate as Collateral), dated April 19, 2012, by and by and between Kunming Shenghuo Pharmaceutical (Group) Co., Ltd. And Agricultural Bank of China.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
________
* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHENGHUO PHARMACEUTICAL HOLDINGS, INC.
(Registrant)

May 30, 2012	By:	/s/ Feng Lan
Feng Lan
Chief Executive Officer and President
(Principal Executive Officer)